Form 10-Q
period 2004-06-30
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2004-08-10
CIK 1234308, 1234307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-106529

DIRECTV HOLDINGS LLC

DIRECTV FINANCING CO., INC.

(Exact name of registrant as specified in its charter)

DIRECTV Holdings LLC – Delaware DIRECTV Financing Co., Inc. – Delaware	25-1902628 59-3772785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2230 East Imperial Highway, El Segundo, California 90245

(Address of principal executive offices, including zip code)

(310) 964-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

DIRECTV HOLDINGS LLC

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Revenues	$2,216.9	$1,800.2	$4,297.7	$3,508.3

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	856.5	705.9	1,704.6	1,404.7
Subscriber service expenses	166.0	150.8	312.0	307.2
Subscriber acquisition costs:
Third party customer acquisitions	445.4	306.1	881.9	619.2
Direct customer acquisitions	162.1	69.5	313.4	137.2
Retention and upgrade costs	226.8	71.1	401.0	130.1
Broadcast operations expenses	35.2	38.2	65.2	72.1
General, administrative and other marketing expenses	149.9	133.8	299.4	282.6
Depreciation and amortization expense	111.7	124.1	235.5	248.5

Total Operating Costs and Expenses	2,153.6	1,599.5	4,213.0	3,201.6

Operating Profit	63.3	200.7	84.7	306.7
Interest expense, net	(46.0)	(57.3)	(93.4)	(86.5)
Other expense	—	(2.9)	—	(4.0)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	17.3	140.5	(8.7)	216.2
Income tax (expense) benefit	(6.6)	(52.7)	3.4	(81.1)

Income (Loss) Before Cumulative Effect of Accounting Change	10.7	87.8	(5.3)	135.1
Cumulative effect of accounting change, net of taxes	—	—	(311.5)	—

Net Income (Loss)	$10.7	$87.8	$(316.8)	$135.1

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$118.2	$390.9
Accounts receivable, net of allowances of $57.8 and $51.1	719.8	679.7
Inventories, net	197.8	100.0
Prepaid expenses and other	157.8	555.6

Total Current Assets	1,193.6	1,726.2
Satellites, net of accumulated depreciation of $521.3 and $474.5	1,207.4	1,081.5
Property, net of accumulated depreciation of $1,261.6 and $1,118.6	668.9	732.3
Goodwill, net	2,891.1	2,891.1
Intangible Assets, net	1,005.8	549.7
Other Assets	135.5	109.5

Total Assets	$7,102.3	$7,090.3

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,587.0	$1,470.4
Unearned subscriber revenue and deferred credits	209.5	164.1
Current portion of long-term debt	10.2	213.1

Total Current Liabilities	1,806.7	1,847.6
Long-Term Debt	2,401.6	2,411.9
Other Liabilities and Deferred Credits	883.3	417.1
Deferred Income Taxes	172.1	274.2
Commitments and Contingencies
Owner’s Equity
Capital stock and additional paid-in capital	2,814.8	2,798.9
Accumulated deficit	(976.2)	(659.4)

Total Owner’s Equity	1,838.6	2,139.5

Total Liabilities and Owner’s Equity	$7,102.3	$7,090.3

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(dollars in millions)
Cash Flows from Operating Activities
Income (Loss) Before Cumulative Effect of Accounting Change	$(5.3)	$135.1
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities
Depreciation and amortization expense	235.5	248.5
Loss on sale or disposal of property	8.6	0.6
Cost of employee benefit programs	15.9	9.4
Amortization of debt issuance costs	4.5	2.8
Deferred income taxes and other	(3.8)	6.6
Change in other operating assets and liabilities
Accounts receivable, net	(39.5)	59.0
Inventories	(97.8)	(36.3)
Prepaid expenses and other	(3.8)	57.3
Other assets	(30.4)	(17.0)
Accounts payable and accrued liabilities	(18.9)	26.0
Unearned subscriber revenue and deferred credits	41.7	(11.8)
Other liabilities and deferred credits	111.6	(65.8)

Net Cash Provided by Operating Activities	218.3	414.4

Cash Flows from Investing Activities
Expenditures for property and equipment	(106.5)	(74.9)
Expenditures for satellites	(172.7)	(35.2)
Proceeds from sale of property	3.3	—

Net Cash Used in Investing Activities	(275.9)	(110.1)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—
Net cash contribution from Parent	—	4.9
Cash proceeds from financing transactions	—	2,625.0
Cash distribution to Parent	—	(2,558.5)
Debt issuance costs	(1.9)	(65.3)

Net Cash Provided by (Used in) Financing Activities	(215.1)	6.1

Net increase (decrease) in cash and cash equivalents	(272.7)	310.4
Cash and cash equivalents at beginning of the period	390.9	14.1

Cash and cash equivalents at end of the period	$118.2	$324.5

Supplemental Cash Flow Information
Interest paid	$98.3	$33.6
Income taxes paid	0.5	36.0

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

DIRECTV Holdings LLC (“DIRECTV Holdings” or “DIRECTV”) is a wholly-owned subsidiary of The DIRECTV Group, Inc. (“The DIRECTV Group” or “Parent”) and consists of DIRECTV Enterprises, LLC and its subsidiaries, which include DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, DIRECTV, Inc. and Triumph Communications, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in DIRECTV’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2004, DIRECTV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004, and all other DIRECTV filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

The DIRECTV® service was introduced in the United States in 1994. At June 30, 2004, DIRECTV owned a fleet of eight in-orbit high-power satellites. DIRECTV transmits entertainment and information programs from its digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to its in-orbit satellites. The programming is then received by customers using DIRECTV® receiving equipment, which includes a small satellite dish, a digital set-top receiver and a remote control. DIRECTV receiving equipment is manufactured by Thomson Inc. (RCA) and other name brand consumer electronics companies. The DIRECTV receiving equipment is distributed to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, DIRECTV’s direct customer acquisition program and rural dealer networks. DIRECTV has a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

Through February 28, 2003, DIRECTV participated in the centralized cash management system of The DIRECTV Group, wherein cash receipts were transferred to and cash disbursements were funded by The DIRECTV Group on a daily basis. The net cash activity associated with The DIRECTV Group was recorded as a net capital contribution from Parent in the amount of $4.9 million for the quarter ended March 31, 2003.

During the first quarter of 2003, DIRECTV raised approximately $2,625.0 million of cash through a series of financing transactions that included the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of the senior secured credit facilities. The cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, were distributed to The DIRECTV Group in the first quarter of 2003 and recorded as a capital distribution to Parent. Debt is described more fully in Note 5. DIRECTV’s future cash requirements will be funded from cash on-hand, cash generated from operations, amounts contributed or borrowed from Parent and/or additional third party borrowings, as needed.

Beginning in the second quarter of 2004, DIRECTV reclassified certain other marketing expenses from “Retention, upgrade and other marketing costs” to “General, administrative and other marketing expenses” and “Programming and other costs” in the consolidated statements of operations to more accurately reflect the cost of retaining and upgrading existing subscribers. Other marketing expenses are primarily associated with payroll and benefit costs for DIRECTV’s in-house marketing department. Prior period balances have been reclassified to conform to the current period presentation.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2: Accounting Changes

Subscriber Acquisition, Retention and Upgrade Costs

Effective January 1, 2004, DIRECTV changed its method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. DIRECTV now expenses all subscriber acquisition, retention and upgrade costs as incurred as subscribers activate the DIRECTV service. DIRECTV determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of DIRECTV’s reported results for investors. As a result of the change, the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, was expensed as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003, operating costs would have decreased $7.8 million and net income would have increased $4.9 million for the three months ended June 30, 2003 and operating costs would have increased $4.7 million and net income would have decreased $2.9 million for the six months ended June 30, 2003.

The following table presents DIRECTV’s results of operations for the three months and six months ended June 30 on a pro forma basis as if DIRECTV had historically expensed subscriber acquisition, retention and upgrade costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Total Operating Costs and Expenses	$2,153.6	$1,591.7	$4,213.0	$3,206.3
Operating Profit	63.3	208.5	84.7	302.0
Net Income (Loss)	10.7	92.7	(5.3)	132.2

Stock-Based Compensation

At times, The DIRECTV Group issues stock options and restricted stock units to employees, including DIRECTV employees. On January 1, 2003, DIRECTV adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of the vesting period. DIRECTV elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Compensation expense is also recorded for former employees of The News Corporation Limited (“News Corporation”), the parent company of The DIRECTV Group’s largest shareholder, who retained their News Corporation stock options and are now employed by DIRECTV.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Net income (loss), as reported	$10.7	$87.8	$(316.8)	$135.1
Add: Stock compensation cost, net of taxes, included above	8.8	1.2	10.4	1.6
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(8.8)	(6.6)	(10.4)	(15.0)

Pro forma net income (loss)	$10.7	$82.4	$(316.8)	$121.7

Note 3: Inventories

Major Classes of Inventories

	June 30, 2004	December 31, 2003
	(dollars in millions)
Raw materials	$1.0	$29.6
Work in process	0.6	6.7
Finished goods	196.6	63.9

Total	198.2	100.2
Reserve for excess and obsolete inventory	(0.4)	(0.2)

Inventories, net	$197.8	$100.0

Note 4: Goodwill and Intangible Assets

The following table sets forth the amounts recorded for goodwill and intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(dollars in millions)
Goodwill	—	$3,095.4	$204.3	$2,891.1	$3,095.4	$204.3	$2,891.1

Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Related	2-6	384.3	220.0	164.3	220.0	198.1	21.9
Dealer Network	12	130.0	39.2	90.8	130.0	34.6	95.4
Distribution Rights	7	322.1	3.8	318.3	—	—	—

Total Intangible Assets		$1,299.4	$293.6	$1,005.8	$813.0	$263.3	$549.7

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the amounts recorded as amortization expense for intangible assets for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Subscriber Related	$5.7	$16.2	$21.9	$32.4
Dealer Network	2.3	2.3	4.6	4.6
Distribution Rights	3.8	—	3.8	—

Total Amortization Expense for Intangible Assets	$11.8	$18.5	$30.3	$37.0

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no amortization expense is recorded for goodwill and intangible assets with indefinite lives. Estimated amortization expense for intangible assets, disclosed above, in each of the next five years and thereafter is as follows: $40.2 million for the remainder of 2004, $80.3 million in 2005, $80.3 million in 2006, $80.3 million in 2007, $80.3 million in 2008 and $212.0 million thereafter.

Note 5: Debt

	Interest Rates at June 30, 2004	June 30, 2004	December 31, 2003
		(dollars in millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	3.490%	1,011.8	1,225.0

Total debt		2,411.8	2,625.0
Less: current portion of long-term debt	3.490%	10.2	213.1

Total long-term debt		$2,401.6	$2,411.9

Notes Payable. DIRECTV Holdings and DIRECTV Financing Co., Inc.’s (“DIRECTV Financing” and together with DIRECTV Holdings, the “Co-Issuers”) $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing) (the “Guarantor Subsidiaries”) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $34.2 million at June 30, 2004 and December 31, 2003.

The fair value of DIRECTV’s senior notes was approximately $1,553.7 million at June 30, 2004 based on quoted market prices.

Credit Facilities. DIRECTV’s senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility, which was undrawn at June 30, 2004. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bore interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.75%, until it was replaced in March 2004 with a new Term Loan with substantially identical terms except that the interest rate was reduced to LIBOR plus 2.25%, which may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008. The amount of interest accrued related to the senior secured credit facilities was $3.5 million at June 30, 2004 and $7.0 million at December 31, 2003.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facilities agreement, which could result in DIRECTV making a prepayment under the Term Loan. As a result, based upon the calculated excess cash flows for the year ended December 31, 2003, DIRECTV made a prepayment of $201.0 million under the Term Loan on April 15, 2004.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV’s assets and are fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV’s domestic subsidiaries.

Covenants and Restrictions. The senior secured credit facilities require DIRECTV to maintain certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV’s current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV’s assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At June 30, 2004, DIRECTV was in compliance with all such covenants.

Note 6: Related-Party Transactions

The DIRECTV Group and affiliates. DIRECTV enters into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations, which include the purchase of telemetry, tracking and control and other satellite services. Prior to June 22, 2004, DIRECTV purchased DIRECTV receiving equipment and provided system access cards to a subsidiary of The DIRECTV Group. In addition, DIRECTV provides accounting and administrative services to The DIRECTV Group and certain of its affiliates and receives an allocation of employee benefit expenses from The DIRECTV Group.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of the News Corporation transactions, News Corporation and its affiliated companies are considered related parties. DIRECTV purchases products and services from various affiliates of News Corporation. The products and services purchased include system access cards, rights to distribute live television programming, subscription services, broadcast engineering services and television advertising.

Effective March 1, 2004, NDS Limited (“NDS”), a subsidiary of News Corporation, became the exclusive provider of DIRECTV conditional access products and services, including system access cards, a key component of the access security system in set-top receivers. NDS will be responsible for developing and periodically replacing system access cards during the term of the agreement.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes related-party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$8.5	$8.6	$20.4	$16.2
News Corporation and affiliates	2.6	—	4.2	—

Total	$11.1	$8.6	$24.6	$16.2

Purchases:
The DIRECTV Group and affiliates	$92.8	$44.6	$146.7	$103.2
News Corporation and affiliates	89.2	—	161.2	—

Total	$182.0	$44.6	$307.9	$103.2

The following table sets forth the amount of accounts receivable from and accounts payable to related parties:

	June 30, 2004	December 31, 2003
	(dollars in millions)
Accounts receivable from related parties	$7.6	$3.4
Accounts payable to related parties	$124.3	89.4

Note 7: Acquisitions and Other Transactions

NRTC Contract Rights

On June 2, 2004, DIRECTV and the National Rural Telecommunications Cooperative (“NRTC”) announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV agreed to pay the NRTC $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV now has the right to sell its services in all territories across the United States. At June 30, 2004, the present value of the cash payments to be made to the NRTC was recorded in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the consolidated balance sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the original DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, DIRECTV provided the NRTC’s 95 members, excluding Pegasus Satellite Television, Inc. (“Pegasus”), the option to retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to DIRECTV for $875 or $1,050, per subscriber, depending on the member’s contract period, payable in a lump-sum or over five or seven years plus interest. Members may make their elections through August 31, 2004. At June 30, 2004, 47 members, representing approximately 157,000 subscribers out of the NRTC’s total subscribers of approximately 357,000, excluding Pegasus, elected to sell their subscribers to DIRECTV. As a result, at June 30,

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2004 DIRECTV recorded liabilities in the consolidated balance sheets in “Accounts payable and accrued liabilities” amounting to $83.2 million for members electing a lump-sum payout, which was paid in July 2004, and in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits” amounting to $81.1 million for those members electing the long-term payment option. DIRECTV also recorded a subscriber related intangible asset in “Intangible assets, net” in the consolidated balance sheets amounting to $164.3 million, which will be amortized over the estimated subscriber lives of approximately six years.

In July 2004, DIRECTV received elections from an additional 47 NRTC members, representing approximately 200,000 additional subscribers, who elected to sell their subscribers to DIRECTV. As a result, DIRECTV paid an additional $90.1 million in July 2004 to those members electing a lump-sum payout and accrued an additional $119.1 million for those members electing the long-term payment option. As a result, in July 2004, DIRECTV increased the amount of the subscriber related intangible asset equal to the amounts paid and accrued. In the third quarter of 2004, The DIRECTV Group contributed $200.0 million to DIRECTV to partially fund the NRTC transactions. This transaction will be recorded as a capital contribution from Parent in the third quarter of 2004.

Pegasus Subscribers

In July 2004, DIRECTV entered into an agreement with Pegasus and related entities for DIRECTV to purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. DIRECTV will pay $875 million in cash, which is net of the approximately $63 million judgment returned in May 2004 by the U.S. District Court for the Central District of California in favor of DIRECTV. The aggregate purchase price is $938 million prior to taking into account the reduction for the judgment. The purchase price will also be reduced for amounts owed by Pegasus to DIRECTV for programming and other services and is subject to certain other adjustments at the close of the transaction. The agreement, which has been approved by the creditors’ committee in Pegasus’ Chapter 11 proceedings, will also result in a release of all claims among the parties. The transaction is expected to close late in the third quarter of 2004, subject to the approval of the U.S. Bankruptcy Court, District of Maine.

The cash proceeds required for the Pegasus transaction will be provided to DIRECTV from The DIRECTV Group in the form of an intercompany note.

Long-Term Purchase Agreement

As part of The DIRECTV Group’s sale of Hughes Network Systems, Inc.’s set-top receiver manufacturing business to Thomson Inc. (“Thomson”) in June 2004, DIRECTV entered into a long-term purchase agreement (the “Agreement”) with Thomson for the supply of set-top receivers. As part of this transaction, DIRECTV received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson’s sales of set-top receivers to DIRECTV and/or its retailers and distributors equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period (the “Contract Term”). DIRECTV can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. As part of the Agreement, DIRECTV has agreed to minimum set-top receiver volume requirements, which could be in excess of $1.0 billion of purchases by DIRECTV and/or its retailers and distributors over the first three years of the Contract Term based on current set-top receiver prices. The approximately $200 million in cash received from Thomson was recorded as “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” in the consolidated balance sheets and will be recorded as an offset to “Subscriber acquisition costs” and/or “Retention and upgrade costs” in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased are activated. DIRECTV has determined

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that, based upon projected set-top receiver requirements, it is probable the minimum purchase requirements will be met for the initial $50 million rebate during the initial contract period, and therefore DIRECTV will record a credit to “Subscriber acquisition costs” and/or “Retention and upgrade costs” in the consolidated statements of operations as earned upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts receivable” in the consolidated balance sheets.

The approximately $200 million in cash received from Thomson is included in cash flows from operating activities in the consolidated statements of cash flows for the six months ended June 30, 2004.

Note 8: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against DIRECTV arising in the ordinary course of business. DIRECTV has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require DIRECTV to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2004. After discussion with counsel representing DIRECTV in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on DIRECTV’s consolidated results of operations or financial position.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which are referred to collectively in this paragraph as the Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover approximately $52 million, excluding interest, that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV of certain costs that resulted from new subscriber activations in Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court granted DIRECTV’s request for prejudgment interest and on May 24, 2004, entered judgment against Defendants and in favor of DIRECTV in the amount of approximately $63 million. Defendants filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004, staying DIRECTV’s ability to collect on the judgment. On June 21, 2004, Defendants filed a Notice of Appeal.

Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which are referred to in this paragraph as Plaintiffs, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The Plaintiffs alleged, among other things, that DIRECTV interfered with their contractual relationship with the NRTC. The Plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its lawsuits against DIRECTV, which have been settled. On May 13, 2004, the court entered an order eliminating all of Plaintiffs’ remaining claims and dismissed DIRECTV’s claim on the term of the member agreements based on lack of standing. The Court entered final judgment on June 2, 2004. On June 10, 2004, Plaintiffs filed a Notice of Appeal.

As discussed above, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., among others, which are referred to collectively in this paragraph as Debtors, filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004. Debtors also filed an Adversary Complaint in the bankruptcy court against DIRECTV, Inc., the NRTC, and various officers and directors of the NRTC. The complaint seeks declaratory and injunctive relief, rescission of certain agreements between DIRECTV and NRTC, specific performance against NRTC, restitution, compensatory and punitive damages. On July 30, 2004, DIRECTV entered into certain arrangements with Pegasus Satellite Television, Inc. and certain other related entities, which we collectively refer to as Pegasus, whereby DIRECTV will purchase certain direct broadcast

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, The DIRECTV Group, the NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties also entered into a Global Settlement Agreement pursuant to which such parties have agreed, effective upon the closing of the asset sale, to release each other from substantially all claims outlined above between the parties, including the judgment entered in May 2004 in favor of DIRECTV against Pegasus. These transactions are described in more detail in Note 7. Should the contemplated transactions be approved and successfully close, then the Global Settlement Agreement would result in the termination of all of the litigation with Pegasus and related entities outlined above. Until such time, the parties have agreed to a stay of the litigation outlined above.

Other

DIRECTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. DIRECTV generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on DIRECTV’s ability to provide service. At June 30, 2004, the net book value of satellites that were not insured amounted to $436.0 million.

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV the use of its 72.5 degrees west longitude (“WL”) Canadian orbital location. DIRECTV plans to relocate DIRECTV 5, or a similar satellite, to 72.5 WL to provide additional local channels and other programming in the United States through 2008. Both DIRECTV 3 and DIRECTV 5 are currently not in use for primary DIRECTV services. In the second quarter of 2004, the Federal Communications Commission (“FCC”) granted approval for DIRECTV 3 to be moved to a Canadian orbital location and used by Telesat. DIRECTV is currently awaiting approval for the use of 72.5 WL. If DIRECTV is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $82.5 million at June 30, 2004, will be reclassified as an intangible asset and amortized over the life of DIRECTV’s right to use 72.5 WL. However, if DIRECTV is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV will be required to immediately expense the net book value of DIRECTV 3.

Commitments

At June 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $94.1 million, payable as follows: $13.2 million for the remainder of 2004, $23.9 million in 2005, $20.3 million in 2006, $17.8 million in 2007, $16.0 million in 2008 and $2.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expense under operating leases was $19.9 million for the six months ended June 30, 2004 and $15.4 million for the six months ended June 30, 2003.

As of June 30, 2004, minimum payments under DIRECTV’s current contractual commitments, which include agreements for broadcast programming, the purchase of services that DIRECTV has outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services, and the cost

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of planned satellite construction and launch contracts are anticipated to be approximately $358.7 million for the remainder of 2004, $536.4 million in 2005, $643.4 million in 2006, $798.4 million in 2007, $531.1 million in 2008 and $23.5 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1.0 billion of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices, as discussed above in Note 7.

Including the senior notes and senior secured credit facilities described in Note 5, DIRECTV’s notes payable and credit facilities mature as follows: $10.2 million in 2005, $10.2 million in 2006, $10.2 million in 2007, $252.9 million in 2008 and $2,128.3 million thereafter; however, these amounts do not reflect potential prepayments that may be required under the senior secured credit facilities.

Note 9: Condensed Consolidating Financial Statements

The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2004 and 2003, the condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003 and the condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings’ financial statements on a consolidated basis. RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facilities and has no material operations, assets or liabilities, has been included in the “Guarantor Subsidiaries” column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$236.1	$2,217.0	$(236.2)	$2,216.9

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	158.1	934.5	(236.1)	856.5
Subscriber service expenses	—	166.0	—	166.0
Subscriber acquisition costs:
Third party customer acquisitions	—	445.4	—	445.4
Direct customer acquisitions	—	162.1	—	162.1
Retention and upgrade costs	—	226.8	—	226.8
Broadcast operations expenses	—	35.2	—	35.2
General, administrative and other marketing expenses	0.2	149.8	(0.1)	149.9
Depreciation and amortization expense	—	111.7	—	111.7

Total Operating Costs and Expenses	158.3	2,231.5	(236.2)	2,153.6

Operating Profit (Loss)	77.8	(14.5)	—	63.3
Equity in pre-tax loss of consolidated subsidiaries	(15.6)	—	15.6	—

Interest expense, net	(44.9)	(1.1)	—	(46.0)

Income (Loss) Before Income Taxes	17.3	(15.6)	15.6	17.3
Income tax (expense) benefit	(6.6)	6.0	(6.0)	(6.6)

Net Income (Loss)	$10.7	$(9.6)	$9.6	$10.7

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$211.1	$1,800.3	$(211.2)	$1,800.2

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	134.7	782.3	(211.1)	705.9
Subscriber service expenses	—	150.8	—	150.8
Subscriber acquisition costs:
Third party customer acquisitions	—	306.1	—	306.1
Direct customer acquisitions	—	69.5	—	69.5
Retention and upgrade costs	—	71.1	—	71.1
Broadcast operations expenses	—	38.2	—	38.2
General, administrative and other marketing expenses	0.1	133.8	(0.1)	133.8
Depreciation and amortization expense	—	124.1	—	124.1

Total Operating Costs and Expenses	134.8	1,675.9	(211.2)	1,599.5

Operating Profit	76.3	124.4	—	200.7
Equity in pre-tax income of consolidated subsidiaries	123.6	—	(123.6)	—
Interest income (expense), net	(59.4)	2.1	—	(57.3)
Other expense	—	(2.9)	—	(2.9)

Income Before Income Taxes	140.5	123.6	(123.6)	140.5
Income tax expense	(52.7)	(46.3)	46.3	(52.7)

Net Income	$87.8	$77.3	$(77.3)	$87.8

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$449.0	$4,298.0	$(449.3)	$4,297.7
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	307.8	1,845.8	(449.0)	1,704.6
Subscriber service expenses	—	312.0	—	312.0
Subscriber acquisition costs:
Third party customer acquisitions	—	881.9	—	881.9
Direct customer acquisitions	—	313.4	—	313.4
Retention and upgrade costs	—	401.0	—	401.0
Broadcast operations expenses	—	65.2	—	65.2
General, administrative and other marketing expenses	0.5	299.2	(0.3)	299.4
Depreciation and amortization expense	—	235.5	—	235.5

Total Operating Costs and Expenses	308.3	4,354.0	(449.3)	4,213.0

Operating Profit (Loss)	140.7	(56.0)	—	84.7
Equity in pre-tax loss of consolidated subsidiaries	(561.0)	—	561.0	—
Interest expense, net	(92.3)	(1.1)	—	(93.4)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(512.6)	(57.1)	561.0	(8.7)
Income tax benefit	195.8	22.0	(214.4)	3.4

Loss Before Cumulative Effect of Accounting Change	(316.8)	(35.1)	346.6	(5.3)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(316.8)	$(346.6)	$346.6	$(316.8)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$422.4	$3,508.6	$(422.7)	$3,508.3
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	267.3	1,559.8	(422.4)	1,404.7
Subscriber service expenses	—	307.2	—	307.2
Subscriber acquisition costs:
Third party customer acquisitions	—	619.2	—	619.2
Direct customer acquisitions	—	137.2	—	137.2
Retention and upgrade costs	—	130.1	—	130.1
Broadcast operations expenses	—	72.1	—	72.1
General, administrative and other marketing expenses	0.3	282.6	(0.3)	282.6
Depreciation and amortization expense	—	248.5	—	248.5

Total Operating Costs and Expenses	267.6	3,356.7	(422.7)	3,201.6

Operating Profit	154.8	151.9	—	306.7
Equity in pre-tax income of consolidated subsidiaries	149.4	—	(149.4)	—
Interest income (expense), net	(88.0)	1.5	—	(86.5)
Other expense	—	(4.0)	—	(4.0)

Income Before Income Taxes	216.2	149.4	(149.4)	216.2
Income tax expense	(81.1)	(56.0)	56.0	(81.1)

Net Income	$135.1	$93.4	$(93.4)	$135.1

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of June 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$158.9	$1,036.6	$(1.9)	$1,193.6
Satellites, net	—	1,207.4	—	1,207.4
Property, net	—	668.9	—	668.9
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	1,005.8	—	1,005.8
Other Assets	2,610.4	76.2	(2,551.1)	135.5

Total Assets	$4,596.9	$5,058.4	$(2,553.0)	$7,102.3

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$230.8	$1,577.8	$(1.9)	$1,806.7
Long-Term Debt	2,401.6	—	—	2,401.6
Other Liabilities and Deferred Credits	125.9	1,042.3	(112.8)	1,055.4
Owner’s Equity
Capital stock and additional paid-in capital	2,814.8	3,972.8	(3,972.8)	2,814.8
Accumulated deficit	(976.2)	(1,534.5)	1,534.5	(976.2)

Total Owner’s Equity	1,838.6	2,438.3	(2,438.3)	1,838.6

Total Liabilities and Owner’s Equity	$4,596.9	$5,058.4	$(2,553.0)	$7,102.3

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$456.7	$1,269.5	$—	$1,726.2
Satellites, net	—	1,081.5	—	1,081.5
Property, net	—	732.3	—	732.3
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	549.7	—	549.7
Other Assets	2,880.9	47.5	(2,818.9)	109.5

Total Assets	$5,165.2	$4,744.0	$(2,818.9)	$7,090.3

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$451.0	$1,396.6	$—	$1,847.6
Long-Term Debt	2,411.9	—	—	2,411.9
Other Liabilities and Deferred Credits	162.8	642.0	(113.5)	691.3
Owner’s Equity
Capital stock and additional paid-in capital	2,798.9	3,893.3	(3,893.3)	2,798.9
Accumulated deficit	(659.4)	(1,187.9)	1,187.9	(659.4)

Total Owner’s Equity	2,139.5	2,705.4	(2,705.4)	2,139.5

Total Liabilities and Owner’s Equity	$5,165.2	$4,744.0	$(2,818.9)	$7,090.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(57.6)	$275.9	$218.3

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(106.5)	(106.5)
Expenditures for satellites	—	(172.7)	(172.7)
Proceeds from sale of property	—	3.3	3.3

Net Cash Used in Investing Activities	—	(275.9)	(275.9)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	(213.2)
Debt issuance costs	(1.9)	—	(1.9)

Net Cash Used in Financing Activities	(215.1)	—	(215.1)

Net decrease in cash and cash equivalents	(272.7)	—	(272.7)
Cash and cash equivalents at beginning of the period	390.9	—	390.9

Cash and cash equivalents at end of the period	$118.2	$—	$118.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$304.3	$110.1	$414.4

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(74.9)	(74.9)
Expenditures for satellites	—	(35.2)	(35.2)

Net Cash Used in Investing Activities	—	(110.1)	(110.1)

Cash Flows from Financing Activities
Net cash contribution from Parent	4.9		4.9
Cash proceeds from financing transactions	2,625.0	—	2,625.0
Cash distribution to Parent	(2,558.5)	—	(2,558.5)
Debt issuance costs	(65.3)	—	(65.3)

Net Cash Provided by Financing Activities	6.1	—	6.1

Net increase in cash and cash equivalents	310.4	—	310.4
Cash and cash equivalents at beginning of the period	14.1	—	14.1

Cash and cash equivalents at the end of the period	$324.5	$—	$324.5

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with our management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, or SEC, on March 17, 2004, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission, or FCC, authorizations or other governmental licenses;

•	our satellite launches may be delayed or fail and our in-orbit satellites may malfunction or fail prematurely;

•	we are subject to numerous contractual constraints on our ability to raise additional debt;

•	the possibility of terrorist attacks, war or other military action against foreign countries, and changes in international political conditions as a result of these events, may continue to adversely affect the United States and the global economy;

•	weaknesses in the U.S. economy may harm our business;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we face intense and increasing competition from providers in the multi-channel video programming distribution, or MVPD, industry; new competitors may enter the MVPD business and new technologies may increase competition in the industry;

•	our satellite programming signals have been subject to theft and could be subject to theft in the future, which could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits that, if adversely decided, could have a significant adverse impact on our business; and

•	we may face other risks described from time to time in periodic reports filed by us with the SEC.

We urge you to consider these factors carefully in evaluating forward-looking statements. The forward looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

Key Terminology Used in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues. We derive revenues mostly from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also derive revenues from fees from subscribers with multiple set-top receivers, which we refer to as mirroring fees, DIRECTV-The Guide, access card sales, warranty service fees and advertising services. Revenues also include fees earned from the National Rural Telecommunications Cooperative, or NRTC, which are equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural).

Programming and Other Costs. These costs primarily include license fees for subscription service programming, pay-per-view movies, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide, access cards provided to set-top receiver manufacturers, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums paid to a third party and production costs for on-air advertisements sold to third parties.

Subscriber Service Expenses. Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions. These costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include authorized DIRECTV retailers and dealers. These costs consist of third party commissions, print and television advertising and manufacturer subsidies we incur for DIRECTV receiving equipment, if any.

Subscriber Acquisition Costs—Direct Customer Acquisitions. These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

SAC. We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new owned and operated subscribers acquired during the period. We round the result to the nearest $5.00.

Retention and Upgrade Costs. Retention and upgrade costs primarily include the costs of loyalty programs offered to existing subscribers in an effort to reduce subscriber churn. Our costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), our multiple set-top receiver offer, our DVR (digital video recorder) and local channel upgrade programs and other similar initiatives, and third party commissions incurred for the sale of additional set-top receivers to existing subscribers.

Broadcast Operations Expenses. These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of the DIRECTV signal.

General, Administrative and Other Marketing Expenses. General and administrative costs include departmental costs for legal, administrative services, finance and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets. Other marketing expenses are primarily associated with payroll and benefit costs for our in-house marketing department.

Operating Profit Before Depreciation and Amortization. We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit,” as presented in the consolidated statements of operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group, Inc., or The DIRECTV Group use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. We believe this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Average Monthly Revenue Per Subscriber. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period, which excludes subscribers who receive DIRECTV service from the members and affiliates of the NRTC. We round the result to the nearest $0.10. We calculate average subscribers for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. We calculate average subscribers for the quarter by adding the beginning and ending DIRECTV owned and operated subscribers for the quarter and dividing by two.

Average Monthly Subscriber Churn. Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. We round the result to the nearest tenth of a percent. We calculate average subscribers for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. We calculate average subscribers for the quarter by adding the beginning and ending DIRECTV owned and operated subscribers for the quarter and dividing by two.

Subscriber Count. The total number of DIRECTV subscribers includes DIRECTV owned and operated subscribers and customers of the NRTC’s members and affiliates who subscribe to our service. DIRECTV subscribers include only those subscribers who are actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating.

Business Overview

DIRECTV Holdings LLC, or DIRECTV Holdings or DIRECTV, is a wholly-owned subsidiary of The DIRECTV Group and consists of DIRECTV Enterprises, LLC and its subsidiaries, which include DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, DIRECTV, Inc. and Triumph Communications, Inc.

We earn the majority of our revenues and generate most of our cash flows from subscribers who subscribe to basic, premium and seasonal sporting event programming, subscriber purchases of pay-per-view and live sporting event programming, and other subscriber revenues, which are derived mostly from mirroring fees.

The majority of our expenses and cash outflows relate to the cost of programming from third parties, the cost of acquiring and retaining subscribers, and general and administrative expenses. We also use a significant amount of cash for capital expenditures for satellites, broadcast equipment and software to support customer billing, collections and relationship management.

Satellite Developments. On May 4, 2004, we launched DIRECTV 7S, which allowed us to expand our local channel programming to an additional 42 markets and transmit local channels to 19 existing local markets freeing up capacity on our other satellites for delivery of more local channels and other new services in the future. As a result, we currently deliver local channels in 106 major metropolitan markets or about 85% of U.S. television households. Also during the quarter, the FCC granted us approval to move DIRECTV 3 to a Canadian orbital location to be used by Telesat Canada, or Telesat. See “Commitments and Contingencies” below for further discussion of the Telesat transaction.

Update to Executive Overview and Outlook

We have attained greater than expected gross subscriber additions in the first half of 2004, which has led to increased total subscriber acquisition costs and lower cash flows (we define cash flows as net cash provided by (used in) operating activities plus cash provided by (used in) in investing activities). Our greater than expected subscriber growth has resulted from our decision to take advantage of the continued strong demand for the DIRECTV service, in order to increase shareholder value. Total subscriber acquisition costs are now expected to be higher as a percentage of revenues in 2004 than in 2003.

As a result of our strong subscriber growth and subscriber losses by our main competitor, the cable industry, it is possible that we may experience increased competition in the second half of 2004, which could negatively affect our financial metrics, including higher churn and retention costs.

Due to our continued strong gross subscriber additions and higher retention costs, our operating costs as a percentage of revenues for 2004 are also now expected to be higher than 2003.

Because of higher subscriber growth and the NRTC transactions, we anticipate cash flows in 2004 to be negative. Cash required in 2004 for the NRTC transactions will be funded by our Parent and our other cash requirements are expected to be funded through cash on-hand and operations. If the Pegasus Satellite Television, Inc., or Pegasus, transaction is completed, we will obtain the necessary funding from the DIRECTV Group. The NRTC and Pegasus transactions are discussed below in “Acquisitions and Other Transactions.”

Results of Operations

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
	(dollars in millions, except per subscriber data)
Revenues	$2,216.9	$1,800.2	$416.7	23.1%	$4,297.7	$3,508.3	$789.4	22.5%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	856.5	705.9	150.6	21.3%	1,704.6	1,404.7	299.9	21.3%
Subscriber service expenses	166.0	150.8	15.2	10.1%	312.0	307.2	4.8	1.6%
Subscriber acquisition costs:
Third party customer acquisitions	445.4	306.1	139.3	45.5%	881.9	619.2	262.7	42.4%
Direct customer acquisitions	162.1	69.5	92.6	133.2%	313.4	137.2	176.2	128.4%
Retention and upgrade costs	226.8	71.1	155.7	219.0%	401.0	130.1	270.9	208.2%
Broadcast operations expenses	35.2	38.2	(3.0)	(7.9)%	65.2	72.1	(6.9)	(9.6)%
General, administrative and other marketing expenses	149.9	133.8	16.1	12.0%	299.4	282.6	16.8	5.9%
Depreciation and amortization expense	111.7	124.1	(12.4)	(10.0)%	235.5	248.5	(13.0)	(5.2)%

Total Operating Costs and Expenses	2,153.6	1,599.5	554.1	34.6%	4,213.0	3,201.6	1,011.4	31.6%

Operating Profit	63.3	200.7	(137.4)	(68.5)%	84.7	306.7	(222.0)	(72.4)%
Interest expense, net	(46.0)	(57.3)	11.3	(19.7)%	(93.4)	(86.5)	(6.9)	8.0%

Other expense	—	(2.9)	2.9	(100.0)%	—	(4.0)	4.0	(100.0)%

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	17.3	140.5	(123.2)	(87.7)%	(8.7)	216.2	(224.9)	(104.0)%
Income tax (expense) benefit	(6.6)	(52.7)	46.1	(87.5)%	3.4	(81.1)	84.5	(104.2)%

Income (Loss) Before Cumulative Effect of Accounting Change	10.7	87.8	(77.1)	(87.8)%	(5.3)	135.1	(140.4)	(103.9)%
Cumulative effect of accounting change, net of taxes	—	—	—		(311.5)	—	(311.5)	(100.0)%

Net Income (Loss)	$10.7	$87.8	$(77.1)	(87.8)%	$(316.8)	$135.1	$(451.9)	(334.5)%

Other Data:
Operating profit	$63.3	$200.7	$(137.4)	(68.5)%	$84.7	$306.7	$(222.0)	(72.4)%
Depreciation and amortization expense	111.7	124.1	(12.4)	(10.0)%	235.5	248.5	(13.0)	(5.2)%

Operating Profit Before Depreciation and Amortization	$175.0	$324.8	$(149.8)	(46.1)%	$320.2	$555.2	$(235.0)	(42.3)%

Average monthly revenue per subscriber (ARPU)	$65.00	$60.90	$4.10	6.7%	$64.30	$60.10	$4.20	7.0%
Average monthly subscriber churn %	1.4%	1.5%	—	(6.7)%	1.4%	1.5%	—	(6.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$645	$595	$50	8.4%	$645	$565	$80	14.2%
Total number of subscribers—platform (000’s)	13,040	11,557	1,483	12.8%	13,040	11,557	1,483	12.8%
Total owned and operated subscribers (000’s)	11,595	9,949	1,646	16.5%	11,595	9,949	1,646	16.5%

Discussion of Significant Events Affecting Period to Period Comparability

Subscriber Acquisition, Retention and Upgrade Costs. In the first quarter of 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. Prior to January 1, 2004, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and we amortized the deferred amounts to expense over the contract period. On January 1, 2004, we began expensing all subscriber acquisition, retention and upgrade costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding of our reported results for investors. As a result of this change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003, operating costs would have decreased $7.8 million and net income would have increased $4.9 million for the three months ended June 30, 2003 and operating costs would have increased $4.7 million and net income would have decreased $2.9 million for the six months ended June 30, 2003.

The following table presents our results of operations for the three months and six months ended June 30, 2003 on a pro forma basis, as if we had historically expensed, as incurred, subscriber acquisition, retention and upgrade costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per subscriber data)
Total Operating Costs and Expenses	$2,153.6	$1,591.7	$4,213.0	$3,206.3
Operating Profit	63.3	208.5	84.7	302.0
Net Income (Loss)	10.7	92.7	(5.3)	132.2
Other Data:
Operating Profit	$63.3	$208.5	$84.7	$302.0
Depreciation and amortization expense	111.7	124.1	235.5	248.5

Operating Profit Before Depreciation and Amortization	$175.0	$332.6	$320.2	$550.5

Average subscriber acquisition costs—per subscriber (SAC)	$645	$565	$645	$560

Reclassification. Beginning in the second quarter of 2004, we reclassified certain other marketing expenses from “Retention, upgrade and other marketing costs” to “General, administrative and other marketing expenses” and “Programming and other costs” in the consolidated statements of operations to more accurately reflect the cost of retaining and upgrading existing subscribers. Other marketing expenses are primarily associated with payroll and benefit costs for our in-house marketing department. Prior period balances have been reclassified to conform to the current period presentation.

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Subscribers. We had approximately 11.6 million owned and operated subscribers at June 30, 2004 that resulted from our adding 1.6 million net new subscribers since June 30, 2003. Including the subscribers of the NRTC’s members and affiliates, we had a total of about 13.0 million subscribers at June 30, 2004 and 11.6 million subscribers at June 30, 2003. Our gross owned and operated subscriber additions increased by 49% over the same period in the prior year to an all-time record of 944,000 in the second quarter of 2004 due to more attractive consumer promotions and an improved and more diverse distribution network. After accounting for churn, we added 455,000 net new owned and operated subscribers in the second quarter of 2004, an increase of 151% over the same period last year.

Our improvement in average monthly subscriber churn from 1.5% in the second quarter of 2003 to 1.4% in second quarter of 2004 was primarily due to a higher percentage of subscribers purchasing local channel programming, as well as an increase in the number of our subscribers with multiple set-top receivers and DVRs.

Revenues. The $416.7 million increase in revenues to $2,216.9 million resulted from the new subscribers added since June 30, 2003 and higher ARPU on the larger subscriber base. The 6.7% increase in ARPU to $65.00 resulted primarily from a March 2004 price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

Total Operating Costs and Expenses. The $554.1 million increase in total operating costs and expenses to $2,153.6 million resulted primarily from higher costs for programming, subscriber acquisitions, customer retention and upgrade initiatives and general, administrative and other marketing expenses, partially offset by lower depreciation and amortization expense.

The increase in programming costs resulted mostly from our increased number of subscribers and annual program supplier rate increases.

Higher gross subscriber additions and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.9 set-top receivers per new subscriber during the three months ended June 30, 2003 to about 2.5 during the three months ended June 30, 2004 and an increase in the number of subscribers purchasing DVRs.

Increased volume under our DVR, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other retention and upgrade programs drove most of the increase in retention and upgrade costs. Under these programs, we provide DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free.

Our higher general, administrative and other marketing expenses resulted primarily from higher employee compensation costs related to stock options and restricted stock units and higher bad debt expense resulting from increased activity associated with the larger subscriber base.

Our decrease in depreciation and amortization expense resulted from certain fixed assets and subscriber related intangible assets associated with a prior acquisition being fully depreciated or amortized since the second quarter of 2003.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $149.8 million decrease in operating profit before depreciation and amortization to $175.0 million was mostly due to our higher programming costs, subscriber acquisition costs and retention and upgrade costs, partially offset by the increase in revenues discussed above.

The $137.4 million decrease in operating profit to $63.3 million resulted from the decrease in operating profit before depreciation and amortization, partially offset by the decrease in depreciation and amortization expense discussed above.

Interest Expense, Net. The $11.3 million decrease in net interest expense was due to a decrease in interest rates resulting from our refinancing our debt in the first quarter of 2004 and lower average outstanding borrowings in 2004.

Net Income. The $77.1 million decrease in net income was mostly due to our higher subscriber acquisition and retention and upgrade costs, partially offset by lower income tax expense due to our lower pre-tax income in the second quarter of 2004.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Subscribers. We had approximately 11.6 million owned and operated subscribers at June 30, 2004 that resulted from our adding 1.6 million net new subscribers since June 30, 2003. Including the subscribers of the NRTC’s members and affiliates, we had a total of about 13.0 million subscribers at June 30, 2004 and 11.6 million subscribers at June 30, 2003. We added 1.9 million gross owned and operated subscriber during the six months ended June 30, 2004 compared to 1.3 million gross owned and operated subscribers added during the six months ended June 30, 2003. During the six months ended June 30, 2004, we added 915,000 net new owned and operated subscribers compared to 456,000 net new owned and operated subscribers added during the six months ended June 30, 2003.

Our improvement in average monthly subscriber churn from 1.5% for the six months ended June 30, 2003 to 1.4% for the six months ended June 30, 2004 was primarily due to a higher percentage of subscribers purchasing local channel programming, as well as an increase in the number of our subscribers with multiple set-top receivers and DVRs.

Revenues. The $789.4 million increase in revenues to $4,297.7 million resulted from the new subscribers added since June 30, 2003 and higher ARPU on the larger subscriber base. The 7.0% increase in ARPU to $64.30 resulted primarily from March 2003 and 2004 price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

Total Operating Costs and Expenses. The $1,011.4 million increase in total operating costs and expenses to $4,213.0 million resulted primarily from higher costs for programming, subscriber acquisitions, customer retention and upgrade initiatives, and higher general, administrative and other marketing expenses, partially offset by lower depreciation and amortization expense.

Our higher programming costs resulted mostly from our increased number of subscribers and annual program supplier rate increases.

Higher gross subscriber additions and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.9 set-top receivers per new subscriber during the six months ended June 30, 2003 to about 2.5 during the six months ended June 30, 2004 and an increase in the number of subscribers purchasing DVRs.

Increased volume under our DVR, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other retention and upgrade programs drove most of the increase in retention and upgrade costs. Under these programs, we provide DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free.

General, administrative and other marketing expenses increased $16.8 million compared to the first six months of 2003 due mostly to a one-time charge in the first quarter of 2004. The charge resulted from our changing from developing our signal security system internally to an external provider and consisted mainly of previously capitalized costs associated with the development of our system. Also contributing to the increase was higher employee compensation costs related to stock options and restricted stock units, partially offset by a decrease in other marketing expenses.

Our decrease in depreciation and amortization expense resulted primarily from certain fixed assets and subscriber related intangible assets associated with a prior acquisition being fully depreciated or amortized since the second quarter of 2003.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $235.0 million decrease in operating profit before depreciation and amortization to $320.2 million was mostly due to our higher programming costs, subscriber acquisition costs and retention and upgrade costs, partially offset by the increase in revenues discussed above.

The $222.0 million decrease in operating profit to $84.7 million resulted from the decrease in operating profit before depreciation and amortization, partially offset by the decrease in depreciation and amortization expense discussed above.

Cumulative Effect of Accounting Change, net of taxes. The $311.5 million increase in cumulative effect of accounting change, net of taxes, was due to the change in our accounting for subscriber acquisition, retention and upgrade costs discussed above.

Net Income (Loss). The $316.8 million net loss for the six months ended June 30, 2004 was mostly due to the change in our method of accounting for subscriber acquisition, retention and upgrade costs and a decrease in operating profit, partially offset by a decrease in income tax expense due to our lower pre-tax income generated in 2004.

Liquidity and Capital Resources

We fund our cash requirements from cash on-hand and cash generated by operations and we have up to $250.0 million of borrowing capacity under our revolving credit facility to fund our operations. However, in the third quarter of 2004, The DIRECTV Group contributed $200.0 million to us to fund our current cash requirements associated with the NRTC transactions described below in “Acquisitions and Other Transactions.” At June 30, 2004, we had cash and cash equivalents of $118.2 million compared to $390.9 million at December 31, 2003.

The $272.7 million decrease in cash and cash equivalents during the first six months of 2004 resulted primarily from $279.2 million of expenditures for satellites, property and equipment and a $201.0 million pre-payment under the Term Loan portion of our senior secured credit facilities. These decreases in cash were partially offset by $218.3 million in cash provided by operations, which includes approximately $200 million received as part of the transaction with Thomson Inc., or Thomson, discussed below in “Acquisitions and Other Transactions.”

As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.66 at June 30, 2004 compared to 0.93 at December 31, 2003. Working capital decreased to a deficit of $613.1 million at June 30, 2004 from a deficit of $121.4 million at December 31, 2003 due primarily to the change in accounting for subscriber acquisition, retention and upgrade costs that resulted in a reduction to “Prepaid expenses and other” in the consolidated balance sheets and the additional liabilities and deferred credits recorded as part of the transactions described below in “Acquisitions and Other Transactions.”

In March 2003, we raised $2,558.5 million, net of debt issuance costs, from our offering of senior notes and borrowings under the term loan portion of our senior secured credit facilities and distributed the net proceeds to The DIRECTV Group. We may make additional distributions to The DIRECTV Group from time to time to the extent permitted by the terms of the documents governing our indebtedness.

We believe that our cash on-hand, future cash flows, amounts contributed and borrowed from The DIRECTV Group and amounts available to us under the revolving portion of our senior secured credit facilities will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments, which we discuss below in “Commitments and Contingencies.” Additionally, our ability to borrow under the senior secured credit facilities is contingent upon our meeting financial and other covenants associated with our debt.

In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or retention costs, satellite anomaly or signal theft or if we are required to make a prepayment on our Term Loan. If our cash on-hand, future cash flows or our senior secured credit facilities are insufficient to meet our cash requirements, we would need to raise additional capital. We cannot assure you that additional financing will be available to us from The DIRECTV Group, third parties or the capital markets on acceptable terms, or at all, if needed in the future.

Debt. During the first quarter of 2003, we raised approximately $2,625.0 million of cash through a series of financing transactions that included the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of our senior secured credit facilities. On April 15, 2004, we made a prepayment of $201.0 million under the Term Loan portion of our senior secured credit facilities. Debt is more fully described in Note 5 to the consolidated financial statements, which is incorporated herein by reference.

Acquisitions and Other Transactions

NRTC Contract Rights. On June 2, 2004, we announced an agreement with the NRTC, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, we agreed to pay the NRTC $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, we now have the right to sell our services in all territories across the United States. At June 30, 2004, the present value of the cash payments to be made to the NRTC was recorded in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the consolidated balance sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the original DIRECTV service distribution agreement.

NRTC Member Subscribers. In connection with the NRTC transaction described above, we provided the NRTC’s 95 members, excluding Pegasus, the option to retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to us for $875 or $1,050, per subscriber, depending on the member’s contract period, payable in a lump-sum or over five or seven years plus interest. Members may make their elections through August 31, 2004. At June 30, 2004, 47 members, representing approximately 157,000 subscribers out of the NRTC’s total subscribers of approximately 357,000, excluding Pegasus, elected to sell their subscribers to us. As a result, at June 30, 2004 we recorded liabilities in the consolidated balance sheets in “Accounts payable and accrued liabilities” amounting to $83.2 million for members electing a lump-sum payout, which was paid in July 2004, and in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits” amounting to $81.1 million for those members electing the long-term payment option. We also recorded a subscriber related intangible asset in “Intangible assets, net” in the consolidated balance sheets amounting to $164.3 million, which will be amortized over the estimated subscriber lives of approximately six years.

In July 2004, we received elections from an additional 47 NRTC members, representing approximately 200,000 additional subscribers, who elected to sell their subscribers to us. As a result, we paid an additional $90.1 million in July 2004 to those members electing a lump-sum payout and accrued an additional $119.1 million for those members electing the long-term payment option. As a result, in July 2004, we increased the amount of the subscriber related intangible asset equal to the amounts paid and accrued. In the third quarter of 2004, The DIRECTV Group contributed $200.0 million to us to partially fund the NRTC transactions. This transaction will be recorded as a capital contribution from The DIRECTV Group in the third quarter of 2004.

Pegasus Subscribers. In July 2004, we entered into an agreement with Pegasus and related entities to purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. We will pay $875 million in cash, which is net of the approximately $63 million judgment returned in May 2004 by the U.S. District Court for the Central District of California in our favor. The aggregate purchase price is $938 million prior to taking into account the reduction for the judgment. The purchase price will also be reduced for amounts owed by Pegasus to us for programming and other services and is subject to certain other adjustments at the close of the transaction. The agreement, which has been approved by the creditors’ committee in Pegasus’ Chapter 11 proceedings, will also result in a release of all claims among the parties. The transaction is expected to close late in the third quarter of 2004, subject to the approval of the U.S. Bankruptcy Court, District of Maine.

The cash proceeds required for the Pegasus transaction will be provided to us from The DIRECTV Group in the form of an intercompany note.

Long-Term Purchase Agreement. As part of The DIRECTV Group’s sale of Hughes Network Systems, Inc.’s set-top receiver manufacturing business to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this transaction, we received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson’s sales of set-top receivers to us and/or our retailers and distributors equal at least

$4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. We can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. As part of the Agreement, we have agreed to minimum set-top receiver volume requirements, which could be in excess of $1.0 billion of purchases by us and/or our retailers and distributors over the first three years of the Contract Term based on current set top receiver prices. The approximately $200 million in cash received from Thomson was recorded as “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” in the consolidated balance sheets and will be recorded as an offset to “Subscriber acquisition costs” and/or “Retention and upgrade costs” in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased are activated. We have determined that, based upon projected set-top receiver requirements, it is probable the minimum purchase requirements will be met for the initial $50 million rebate during the initial contract period, and therefore we will record a credit to “Subscriber acquisition costs” and/or “Retention and upgrade costs” in the consolidated statements of operations as earned upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts receivable” in the consolidated balance sheets.

The approximately $200 million in cash received from Thomson is included in cash flows from operating activities in the consolidated statements of cash flows for the six months ended June 30, 2004.

Commitments and Contingencies

Litigation. Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations and financial position. For a discussion of changes to material pending legal proceedings, refer to Item 1 - Legal Proceedings of Part II of this Quarterly Report, which is incorporated herein by reference.

Other. We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2004, the net book value of satellites that were not insured amounted to $436.0 million.

As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow us the use of its 72.5 degrees west longitude, or WL, Canadian orbital location. We plan to relocate DIRECTV 5, or a similar satellite, to 72.5 WL to provide additional local channels and other programming in the United States through 2008. Both DIRECTV 3 and DIRECTV 5 are currently not in use for primary DIRECTV services. In the second quarter of 2004, the FCC granted approval for DIRECTV 3 to be moved to a Canadian orbital location and used by Telesat. We are currently awaiting approval for the use at 72.5 WL. If we are successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $82.5 million at June 30, 2004, will be reclassified as an intangible asset and amortized over the life of our right to use 72.5 WL. However, if we are unsuccessful in obtaining FCC approval to use 72.5 WL, we will be required to immediately expense the net book value of DIRECTV 3.

Commitments. At June 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $94.1 million, payable as follows: $13.2 million for the remainder of 2004, $23.9 million in 2005, $20.3 million in 2006, $17.8 million in 2007, $16.0 million in 2008 and $2.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expense under operating leases was $19.9 million for the six months ended June 30, 2004 and $15.4 million for the six months ended June 30, 2003.

As of June 30, 2004, minimum payments under our current contractual commitments, which include agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services, and the cost of planned satellite construction and launch contracts are anticipated to be approximately $358.7 million for the remainder of 2004, $536.4 million in 2005, $643.4 million in 2006, $798.4 million in 2007, $531.1 million in 2008 and $23.5 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1.0 billion of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices, as discussed above in “Acquisitions and Other Transactions.”

As a result of the NRTC and Pegasus transactions discussed in “Acquisitions and Other Transactions” above, we have total contractual obligations, including interest, to pay $1,689.8 million, payable approximately as follows: $1,094.1 million in the remainder of 2004, $91.2 million in 2005, $91.2 million in 2006, $91.2 million in 2007, $91.2 million in 2008, and $230.9 million thereafter.

Including the senior notes and senior secured credit facilities described above, our notes payable and credit facilities mature as follows: $10.2 million in 2005, $10.2 million in 2006, $10.2 million in 2007, $252.9 million in 2008 and $2,128.3 million thereafter; however, these amounts do not reflect potential prepayments that may be required under the senior secured credit facilities.

Certain Relationships and Related-Party Transactions

The DIRECTV Group and affiliates. We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of our normal operations, which include the purchase of telemetry, tracking and control and other satellite services. Prior to June 22, 2004, we purchased DIRECTV receiving equipment and provided system access cards to a subsidiary of The DIRECTV Group. In addition, we provide accounting and administrative services to The DIRECTV Group and certain of its affiliates and receive an allocation of employee benefit expenses from The DIRECTV Group.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of The News Corporation Limited, or News Corporation, transactions, News Corporation and its affiliated companies are considered related parties. We purchase products and services from various affiliates of News Corporation. The products and services purchased include system access cards, rights to distribute live television programming, subscription services, broadcast engineering services and television advertising.

Effective March 1, 2004, NDS Limited, or NDS, a subsidiary of News Corporation, became the exclusive provider of DIRECTV conditional access products and services, including system access cards, a key component of the access security system in set-top receivers. NDS will be responsible for developing and periodically replacing system access cards during the term of the agreement.

We discuss our related-party transactions in more detail in Note 6 to the consolidated financial statements, which is incorporated herein by reference.

Accounting Changes

Subscriber Acquisition, Retention and Upgrade Costs

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. See “Discussion of Significant Events Affecting Period to Period Comparability” above for further discussion.

Stock-Based Compensation

At times, The DIRECTV Group issues stock options and restricted stock units to employees, including DIRECTV employees. On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of the vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Compensation expense is also recorded for former employees of News Corporation, the parent company of The DIRECTV Group’s largest shareholder, who retained their News Corporation stock options and are now employed by us. See Note 2 to the consolidated financial statements for additional information, which is incorporated herein by reference.

Security Ratings

On August 9, 2004, Standard and Poor’s Rating Services affirmed its ratings on our senior secured credit facilities of BB and our $1.4 billion senior unsecured notes of BB-, removed the ratings from CreditWatch and assigned a positive outlook. In addition, there have been no updates from Moody’s Investor Services to our security ratings since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

DIRECTV carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including DIRECTV’s principal executive officer and DIRECTV’s principal financial officer, of the effectiveness of DIRECTV’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, DIRECTV’s principal executive officer and DIRECTV’s principal financial officer concluded that DIRECTV’s disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the DIRECTV’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, DIRECTV’s internal control over financial reporting.

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended June 30, 2004 or subsequent thereto, but before the filing of this report are summarized below:

As previously reported, DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which we refer to collectively in this paragraph as the Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover approximately $52 million, excluding interest, that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV of certain costs that resulted from new subscriber activations in Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court granted DIRECTV’s request for prejudgment interest and on May 24, 2004, entered judgment against Defendants and in favor of DIRECTV in the amount of approximately $63 million. Defendants filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004, staying DIRECTV’s ability to collect on the judgment. On June 21, 2004, Defendants filed a Notice of Appeal.

As previously reported, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which we refer to in this paragraph as Plaintiffs, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The Plaintiffs alleged, among other things, that DIRECTV interfered with their contractual relationship with the National Rural Telecommunications Cooperative, or NRTC. The Plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its lawsuits against DIRECTV, which have been settled. On May 13, 2004, the court entered an order eliminating all of Plaintiffs’ remaining claims and dismissed DIRECTV’s claim on the term of the member agreements based on lack of standing. The Court entered final judgment on June 2, 2004. On June 10, 2004, Plaintiffs filed a Notice of Appeal.

As discussed above, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., among others, which we refer to collectively in this paragraph as Debtors, filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004. Debtors also filed an Adversary Complaint in the bankruptcy court against DIRECTV, Inc., the NRTC, and various officers and directors of the NRTC. The complaint seeks declaratory and injunctive relief, rescission of certain agreements between DIRECTV and NRTC, specific performance against NRTC, restitution, compensatory and punitive damages. On July 30, 2004, DIRECTV entered into certain arrangements with Pegasus Satellite Television, Inc. and certain other related entities, which we collectively refer to as Pegasus, whereby DIRECTV will purchase certain direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, The DIRECTV Group Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties also entered into a Global Settlement Agreement pursuant to which such parties have agreed, effective upon the closing of the asset sale, to release each other from substantially all claims outlined above between the parties, including the judgment entered in May 2004 in favor of DIRECTV against Pegasus. These transactions are described in more detail in Note 7 to the consolidated financial statements entitled “Acquisitions and Other Transactions,” which is incorporated by reference herein. Should the contemplated transactions be approved and successfully close, then the Global Settlement Agreement would result in the termination of all of the litigation with Pegasus and related entities outlined above. Until such time, the parties have agreed to a stay of the litigation outlined above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1	Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on June 2, 2004).

10.2	Pegasus Offer Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC filed on June 2, 2004).

10.3	Member Offer Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on June 3, 2004).

10.4	Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a “Seller” on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.5	Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.6	Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

Three reports on Form 8-K filed on May 14, 2004, June 2, 2004 and June 3, 2004, reporting matters under Item 5, Other Events, were filed during the quarter ended June 30, 2004. One report on Form 8-K dated May 4, 2004 was furnished to the Securities and Exchange Commission during the quarter ended June 30, 2004, reporting matters under Item 12, Results of Operations and Financial Condition. Pursuant to General Instruction B of Form 8-K, reports furnished under Item 12 are not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, that report into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)

Date: August 10, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)

Date: August 10, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer