Form 10-Q
period 2005-09-30
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2005-11-04
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	1
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	3
	Notes to the Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	28
Part II—Other Information
Item 1.	Legal Proceedings	29
Item 6.	Exhibits	30
Signature		31

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Revenues	$3,048.4	$2,506.5	$8,809.7	$6,804.2
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	1,240.7	985.6	3,528.0	2,690.2
Subscriber service expenses	240.4	208.0	680.1	520.0
Subscriber acquisition costs:
Third party customer acquisitions	511.7	529.5	1,567.5	1,411.4
Direct customer acquisitions	179.7	182.1	491.7	495.5
Upgrade and retention costs	291.3	260.2	766.7	661.2
Broadcast operations expenses	39.4	33.2	110.1	98.4
General and administrative expenses	207.4	162.9	607.6	462.3
Depreciation and amortization expense	167.2	142.5	515.8	378.0

Total Operating Costs and Expenses	2,877.8	2,504.0	8,267.5	6,717.0

Operating Profit	170.6	2.5	542.2	87.2
Interest expense, net	(52.4)	(43.1)	(162.6)	(136.5)
Other expense	(0.8)	—	(66.4)	—

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	117.4	(40.6)	313.2	(49.3)
Income tax (expense) benefit	(45.1)	14.5	(120.2)	17.9

Income (Loss) Before Cumulative Effect of Accounting Change	72.3	(26.1)	193.0	(31.4)
Cumulative effect of accounting change, net of taxes	—	—	—	(311.5)

Net Income (Loss)	$72.3	$(26.1)	$193.0	$(342.9)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,026.4	$34.5
Accounts receivable, net of allowances of $95.4 and $86.4	848.2	885.0
Inventories, net	235.4	122.0
Prepaid expenses and other	324.8	289.8

Total Current Assets	2,434.8	1,331.3
Satellites, net of accumulated depreciation of $533.6 and $455.6	1,840.1	1,597.4
Property and Equipment, net of accumulated depreciation of $1,319.4 and $1,182.4	774.1	686.1
Goodwill	3,031.7	3,031.7
Intangible Assets, net	1,961.7	2,224.9
Other Assets	128.6	122.8

Total Assets	$10,171.0	$8,994.2

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,991.1	$1,771.7
Unearned subscriber revenue and deferred credits	347.3	255.9
Current portion of long-term debt	5.3	10.2

Total Current Liabilities	2,343.7	2,037.8
Long-Term Debt	3,407.9	3,276.6
Other Liabilities and Deferred Credits	1,022.6	1,128.6
Deferred Income Taxes	240.0	172.3
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	4,043.6	3,458.7
Accumulated deficit	(886.8)	(1,079.8)

Total Owner's Equity	3,156.8	2,378.9

Total Liabilities and Owner's Equity	$10,171.0	$8,994.2

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(dollars in millions)
Cash Flows from Operating Activities
Income (Loss) Before Cumulative Effect of Accounting Change	$193.0	$(31.4)
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities
Depreciation and amortization expense	515.8	378.0
Loss on sale or disposal of property	0.1	8.4
Stock-based compensation expense	20.8	22.0
Amortization of debt issuance costs	5.1	6.7
Write-off of debt issuance costs	19.0	—
Deferred income taxes and other	67.0	(25.1)
Accounts receivable credited against Pegasus purchase price	—	(220.2)
Change in other operating assets and liabilities
Accounts receivable, net	16.8	62.8
Inventories	(113.4)	(36.4)
Prepaid expenses and other	(33.1)	(125.9)
Other assets	(7.0)	(34.3)
Accounts payable and accrued liabilities	180.5	58.6
Unearned subscriber revenue and deferred credits	91.4	142.5
Other liabilities and deferred credits	(78.6)	78.7

Net Cash Provided by Operating Activities	877.4	284.4

Cash Flows from Investing Activities
Cash paid for property and equipment	(250.2)	(173.1)
Cash paid for satellites	(246.7)	(335.5)
Cash paid for acquired assets	(1.7)	(961.2)
Proceeds from sale of property	—	3.7

Net Cash Used in Investing Activities	(498.6)	(1,466.1)

Cash Flows from Financing Activities
Cash proceeds from refinancing transactions	3,003.3	—
Cash contribution from Parent	538.3	200.0
Repayment of debt	(2,001.8)	(213.2)
Repayment of borrowing from Parent	(875.0)	—
Borrowing from Parent	—	875.0
Repayment of other long-term obligations	(47.0)	(15.3)
Debt issuance costs	(4.7)	(2.4)

Net Cash Provided by Financing Activities	613.1	844.1

Net increase (decrease) in cash and cash equivalents	991.9	(337.6)
Cash and cash equivalents at beginning of the period	34.5	415.7

Cash and cash equivalents at end of the period	$1,026.4	$78.1

Supplemental Cash Flow Information
Interest paid	$177.7	$181.8
Income taxes (refunded) paid	(9.9)	0.5

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 1, 2005, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 5, 2005, and for the quarter ended June 30, 2005 filed with the SEC on August 5, 2005 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        We introduced the DIRECTV® service in the United States in 1994. We currently broadcast our service from our fleet of satellites located at our 101 degrees west longitude, or WL, 103 WL, 110 WL and 119 WL orbital locations. We also broadcast from 72.5 WL under our arrangement with Telesat Canada, or Telesat. Additionally, we broadcast from 95 WL using transponders we lease. We transmit entertainment and information programs from our digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to our in-orbit satellites. Customers receive our programming using a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV System. DIRECTV System equipment is manufactured by Thomson Inc. (RCA), Philips Electronics North America Corporation, Samsung Electronics America, Inc. and other name brand consumer electronics companies. We distribute DIRECTV System equipment to consumers through national retail and consumer electronics stores, satellite television dealers, regional Bell operating companies and other telephone service providers, our direct customer acquisition program and rural dealer networks. We have a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

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

  New Accounting Standard

        In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated results of operations or financial position.

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		September 30, 2005			December 31, 2004
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
			(dollars in millions)
Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	172.5	47.0	125.5	172.5	15.7	156.8
Subscriber Related	5-10	1,338.5	285.0	1,053.5	1,336.8	93.9	1,242.9
Dealer Network	15	130.0	50.8	79.2	130.0	43.8	86.2
Distribution Rights	7	334.1	63.0	271.1	334.1	27.5	306.6

Total Intangible Assets		$2,438.1	$476.4	$1,961.7	$2,436.4	$211.5	$2,224.9

        During the third quarter of 2005, we migrated subscribers under an agreement with ABS-CBN Broadcasting Corporation, or ABS-CBN, from its TFCDirect™ satellite service to the DIRECTV service, which resulted in an increase to our subscriber related intangible asset of $1.7 million. See Note 6 for further discussion of the ABS-CBN transaction.

        The following table represents the amounts recorded as amortization expense for intangible assets for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
72.5 WL Orbital License	$10.4	$5.3	$31.3	$5.3
Subscriber Related	63.8	30.2	191.1	52.1
Dealer Network	2.3	2.3	7.0	6.9
Distribution Rights	11.8	11.0	35.5	14.8

Total Amortization Expense for Intangible Assets	$88.3	$48.8	$264.9	$79.1

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $88.3 million for the remainder of 2005, $353.2 million in 2006, $353.2 million in 2007, $342.7 million in 2008, $248.0 million in 2009 and $143.9 million thereafter.

Note 4: Debt

	Interest Rates at September 30, 2005	September 30, 2005	December 31, 2004
		(dollars in millions)
8.375% senior notes	8.375%	$910.0	$1,400.0
6.375% senior notes	6.375%	1,000.0	—
Credit facility	5.112%	1,500.0	1,011.8
Other	—	3.2	—
Borrowing from Parent	—	—	875.0

Total debt		3,413.2	3,286.8
Less: current portion of long-term debt	5.112%	5.3	10.2

Long-term debt		$3,407.9	$3,276.6

        During the second quarter of 2005, we refinanced a significant portion of our outstanding debt, as discussed in more detail below. As of September 30, 2005, our outstanding debt included the following notes payable and credit facility:

        Notes Payable.    Our $910.0 million in senior notes outstanding at September 30, 2005 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in senior notes outstanding at September 30, 2005 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually beginning December 15, 2005.

        Pursuant to a registration rights agreement with the initial purchasers of the 6.375% senior notes, we filed an exchange offer registration statement permitting the existing holders of the 6.375% senior notes to exchange the original 6.375% senior notes for registered notes with identical terms, except that the registered notes were registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer. The exchange offer closed on October 28, 2005 and all of the notes were exchanged in accordance with the terms of the exchange offer.

        The 8.375% senior notes and the 6.375% senior notes were issued by DIRECTV Holdings and DIRECTV Financing Co., Inc., or DIRECTV Financing (together with DIRECTV Holdings, the Co-Issuers). The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings' material domestic subsidiaries (other than DIRECTV Financing), which we refer to as the Guarantor Subsidiaries.

        The fair value of our 8.375% senior notes was approximately $991.6 million at September 30, 2005 with a carrying value of $910.0 million and $1,569.8 million at December 31, 2004 with a carrying value of $1,400.0 million. The fair value of our 6.375% senior notes was approximately $993.3 million at September 30, 2005 with a carrying value of $1,000.0 million. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At September 30, 2005, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $1,000.0 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 1.25% and 1.50%, respectively. In addition, we pay a commitment fee of 0.225% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

        Our notes payable and credit facility mature as follows: $7.5 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009 and $3,247.2 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. As of September 30, 2005, we do not believe a prepayment will be required for 2005. The amount of interest accrued related to our outstanding debt was $29.0 million at September 30, 2005 and $36.5 million at December 31, 2004. The unamortized bond premium included in total debt as of September 30, 2005 was $3.2 million.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At September 30, 2005, we were in compliance with all such covenants.

        Refinancing Transactions.    In April 2005, we replaced our prior credit facility with the senior secured credit facility described above. The senior secured credit facility was initially comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which were fully funded, and a $500.0 million undrawn six-year revolving credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility which had a then outstanding balance of $1,001.6 million, to repay our $875.0 million borrowing from Parent, and to pay related financing costs and accrued interest. Borrowings under the prior credit facility bore interest at a rate equal to LIBOR plus 1.75%.

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

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a second quarter of 2005 pre-tax charge of $64.9 million ($40.1 million after tax) of which $41.0 million was associated with the premium paid for the redemption of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other expense" in the consolidated statements of operations.

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

        During the third quarter of 2004, as part of the National Rural Telecommunications Cooperative, or NRTC, and Pegasus Satellite Television, Inc., or Pegasus, transactions discussed in Note 6, we borrowed $875.0 million from The DIRECTV Group, which resulted in interest expense of $6.5 million for the nine months ended September 30, 2005 and $1.4 million for the nine months ended September 30, 2004.

        During the nine months ended September 30, 2005, The DIRECTV Group contributed to us certain SPACEWAY satellite assets at its cost in the amount of $25.8 million, which we recorded as a capital contribution. In addition, see Note 4 for further discussion of the $538.3 million capital contribution received from The DIRECTV Group and the repayment of the $875.0 million borrowing during the second quarter of 2005.

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

        News Corporation and affiliates.    News Corporation owns approximately 33.9% of the outstanding common stock of The DIRECTV Group. As of September 30, 2005, we had the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; purchase of employee services and sale of advertising space.

        NDS Limited, or NDS, a subsidiary of News Corporation, is the exclusive provider of our conditional access products and services, including system access cards, a key component of the access security system in our set-top receivers.

        The following table summarizes related-party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$0.8	$2.5	$6.0	$22.9
News Corporation and affiliates	3.5	2.8	14.3	7.0

Total	$4.3	$5.3	$20.3	$29.9

Purchases:
The DIRECTV Group and affiliates	$7.2	$37.1	$7.2	$183.8
News Corporation and affiliates	163.9	157.0	487.8	318.2

Total	$171.1	$194.1	$495.0	$502.0

        The following table sets forth the amount of accounts receivable from and accounts payable to related-parties as well as the amount borrowed from Parent:

	September 30, 2005	December 31, 2004
	(dollars in millions)
Accounts receivable from related-parties	$3.2	$4.8

Accounts payable to related-parties:
The DIRECTV Group and affiliates	$18.0	$23.9
News Corporation and affiliates	100.1	92.3

Total	$118.1	$116.2

Borrowing from Parent	$—	$875.0

Note 6: Acquisitions and Other Transactions

  ABS-CBN Agreement

        During the third quarter of 2005, we agreed to migrate ABS-CBN's more than 80,000 subscribers from its TFCDirect satellite service to the DIRECTV service and entered into an exclusive agreement to carry its six-channel package that provides programming to the Filipino-American market. As a result of this agreement, we recorded a subscriber related intangible asset in "Intangible Assets, net" in the consolidated balance sheets amounting to $1.7 million during the third quarter of 2005, which represents the cost of migrated subscribers during the quarter. We are amortizing this asset over the estimated subscriber lives of ten years. This subscriber related intangible asset is subject to increase as subscribers continue to migrate over a one year migration period as well as for incentive payments that will be made to ABS-CBN for subscribers who meet a minimum subscription period. If all subscribers are successfully migrated, we would record an intangible asset of up to $12 million.

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

        As a result of the above transactions, in the third quarter of 2004 we paid a total of $192.8 million, including amounts paid to the members who elected a lump-sum payout plus fees associated with the transactions. At September 30, 2005, we owe the NRTC and its members who elected the long-term payment option $440.7 million, excluding interest, which is payable approximately as follows: $16.2 million for the remainder of 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the consolidated balance sheets.

  Pegasus Subscribers

        On August 27, 2004, we acquired the subscribers and certain assets, consisting primarily of subscriber accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total net cash consideration we paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and a May 2004 $63 million judgment in our favor. During the third quarter of 2004, we paid $768.4 million of the total net cash consideration. As a result of the transaction, we recorded a subscriber related intangible asset in "Intangible Assets, net" in the consolidated balance sheets amounting to $951.3 million, which we are amortizing over the estimated subscriber lives of approximately five years.

        During the third quarter of 2004, we funded the cash requirements for the Pegasus and NRTC transactions described above by $875.0 million of borrowings from Parent and a $200.0 million capital contribution from Parent.

  72.5 WL Orbital License

        As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow us to use its 72.5 WL orbital location through 2008. As additional consideration for our use of 72.5 WL, we also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission, or FCC, in the third quarter of 2004, we transferred DIRECTV 3 to Telesat and relocated one of our satellites to 72.5 WL to provide additional local channels and other programming in the United States. We recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, during the third quarter of 2004, we recorded a $172.5 million 72.5 WL orbital license intangible asset, which is equal to the $81.4 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. We are amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

  Long-Term Purchase Agreement

        As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this transaction, we received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. We can also earn, on a pro rata basis, an additional $50 million rebate, which was reduced from $100 million in June 2005 in connection with an amendment of the Agreement to, among other things, reduce our current and future prices of set-top receivers, from Thomson if Thomson's aggregate sales of our set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The approximately $200 million in cash received from Thomson was recorded in "Unearned subscriber revenue and deferred credits" and "Other Liabilities and Deferred Credits" in the consolidated balance sheets and is recorded as an offset to "Subscriber acquisition costs" and "Upgrade and retention costs" in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. We record a proportionate amount of the $50 million rebate as a credit to "Subscriber acquisition costs" and "Upgrade and retention costs" in the consolidated statements of operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts receivable, net" in the consolidated balance sheets. As a result, we recognized $12.2 million during the three months ended September 30, 2005 and $34.6 million during the nine months ended September 30, 2005 of the $200 million deferral and the $50 million rebate during the initial contract period in the consolidated statements of operations. We recognized $8.2 million of the deferral and rebate during the three and nine months ended September 30, 2004.

Note 7: Commitments and Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

  Satellites

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At September 30, 2005, the net book value of uninsured satellites amounted to $633.1 million.

  Commitments

        At September 30, 2005, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $117.4 million, payable as follows: $7.4 million for the remainder of 2005, $27.6 million in 2006, $24.7 million in 2007, $23.3 million in 2008, $10.5 million in 2009 and $23.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Our rental expense under operating leases was $35.5 million for the nine months ended September 30, 2005 and $32.4 million for the nine months ended September 30, 2004.

        At September 30, 2005, we anticipate minimum payments under agreements to purchase broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and TT&C, and the cost of planned satellite construction and launch contracts to be approximately $143.2 million for the remainder of 2005, $897.3 million in 2006, $940.7 million in 2007, $928.4 million in 2008, $882.4 million in 2009 and $1,344.1 million thereafter.

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and nine month periods ended September 30, 2005 and 2004, the condensed consolidating statements of cash flows for the nine month periods ended September 30, 2005 and 2004 and the condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$258.4	$3,048.4	$(258.4)	$3,048.4
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	199.2	1,299.7	(258.2)	1,240.7
Subscriber service expenses	—	240.4	—	240.4
Subscriber acquisition costs:
Third party customer acquisitions	—	511.7	—	511.7
Direct customer acquisitions	—	179.7	—	179.7
Upgrade and retention costs	—	291.3	—	291.3
Broadcast operations expenses	—	39.4	—	39.4
General and administrative expenses	—	207.6	(0.2)	207.4
Depreciation and amortization expense	—	167.2	—	167.2

Total Operating Costs and Expenses	199.2	2,937.0	(258.4)	2,877.8

Operating Profit	59.2	111.4	—	170.6
Equity in pre-tax income of consolidated subsidiaries	104.1	—	(104.1)	—
Interest expense, net	(45.6)	(6.8)	—	(52.4)
Other expense	(0.3)	(0.5)	—	(0.8)

Income Before Income Taxes	117.4	104.1	(104.1)	117.4
Income tax expense	(45.1)	(40.3)	40.3	(45.1)

Net Income	$72.3	$63.8	$(63.8)	$72.3

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$244.1	$2,506.2	$(243.8)	$2,506.5
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	158.8	1,070.4	(243.6)	985.6
Subscriber service expenses	—	208.0	—	208.0
Subscriber acquisition costs:
Third party customer acquisitions	—	529.5	—	529.5
Direct customer acquisitions	—	182.1	—	182.1
Upgrade and retention costs	—	260.2	—	260.2
Broadcast operations expenses	—	33.2	—	33.2
General and administrative expenses	0.3	162.8	(0.2)	162.9
Depreciation and amortization expense	—	142.5	—	142.5

Total Operating Costs and Expenses	159.1	2,588.7	(243.8)	2,504.0

Operating Profit (Loss)	85.0	(82.5)	—	2.5
Equity in pre-tax loss of consolidated subsidiaries	(79.9)	—	79.9	—
Interest income (expense), net	(45.7)	2.6	—	(43.1)

Loss Before Income Taxes	(40.6)	(79.9)	79.9	(40.6)
Income tax benefit	14.5	27.5	(27.5)	14.5

Net Loss	$(26.1)	$(52.4)	$52.4	$(26.1)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$750.6	$8,809.7	$(750.6)	$8,809.7
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	596.6	3,681.5	(750.1)	3,528.0
Subscriber service expenses	—	680.1	—	680.1
Subscriber acquisition costs:
Third party customer acquisitions	—	1,567.5	—	1,567.5
Direct customer acquisitions	—	491.7	—	491.7
Upgrade and retention costs	—	766.7	—	766.7
Broadcast operations expenses	—	110.1	—	110.1
General and administrative expenses	0.7	607.4	(0.5)	607.6
Depreciation and amortization expense	—	515.8	—	515.8

Total Operating Costs and Expenses	597.3	8,420.8	(750.6)	8,267.5

Operating Profit	153.3	388.9	—	542.2
Equity in pre-tax income of consolidated subsidiaries	360.4	—	(360.4)	—
Interest expense, net	(135.3)	(27.3)	—	(162.6)
Other expense	(65.2)	(1.2)	—	(66.4)

Income Before Income Taxes	313.2	360.4	(360.4)	313.2
Income tax expense	(120.2)	(138.4)	138.4	(120.2)

Net Income	$193.0	$222.0	$(222.0)	$193.0

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$693.1	$6,804.2	$(693.1)	$6,804.2
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	466.6	2,916.2	(692.6)	2,690.2
Subscriber service expenses	—	520.0	—	520.0
Subscriber acquisition costs:
Third party customer acquisitions	—	1,411.4	—	1,411.4
Direct customer acquisitions	—	495.5	—	495.5
Upgrade and retention costs	—	661.2	—	661.2
Broadcast operations expenses	—	98.4	—	98.4
General and administrative expenses	0.8	462.0	(0.5)	462.3
Depreciation and amortization expense	—	378.0	—	378.0

Total Operating Costs and Expenses	467.4	6,942.7	(693.1)	6,717.0

Operating Profit (Loss)	225.7	(138.5)	—	87.2
Equity in pre-tax loss of consolidated subsidiaries	(640.9)	—	640.9	—
Interest income (expense), net	(138.0)	1.5	—	(136.5)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(553.2)	(137.0)	640.9	(49.3)
Income tax benefit	210.3	49.5	(241.9)	17.9

Loss Before Cumulative Effect of Accounting Change	(342.9)	(87.5)	399.0	(31.4)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(342.9)	$(399.0)	$399.0	$(342.9)

Condensed Consolidating Balance Sheet
As of September 30, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$1,062.0	$1,380.5	$(7.7)	$2,434.8
Satellites, net	—	1,840.1	—	1,840.1
Property and Equipment, net	—	774.1	—	774.1
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,961.7	—	1,961.7
Other Assets	3,887.2	92.6	(3,851.2)	128.6

Total Assets	$6,776.8	$7,253.1	$(3,858.9)	$10,171.0

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$189.4	$2,162.0	$(7.7)	$2,343.7
Long-Term Debt	3,407.9	—	—	3,407.9
Other Liabilities and Deferred Credits	22.7	1,347.8	(107.9)	1,262.6
Owner's Equity
Capital stock and additional paid-in capital	4,043.6	5,203.4	(5,203.4)	4,043.6
Accumulated deficit	(886.8)	(1,460.1)	1,460.1	(886.8)

Total Owner's Equity	3,156.8	3,743.3	(3,743.3)	3,156.8

Total Liabilities and Owner's Equity	$6,776.8	$7,253.1	$(3,858.9)	$10,171.0

Condensed Consolidating Balance Sheet
As of December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$46.6	$1,292.4	$(7.7)	$1,331.3
Satellites, net	—	1,597.4	—	1,597.4
Property and Equipment, net	—	686.1	—	686.1
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	2,224.9	—	2,224.9
Other Assets	4,062.9	67.4	(4,007.5)	122.8

Total Assets	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$195.5	$1,850.0	$(7.7)	$2,037.8
Long-Term Debt	3,276.6	—	—	3,276.6
Other Liabilities and Deferred Credits	86.1	2,179.7	(964.9)	1,300.9
Owner's Equity
Capital stock and additional paid-in capital	3,458.7	4,724.8	(4,724.8)	3,458.7
Accumulated deficit	(1,079.8)	(1,682.2)	1,682.2	(1,079.8)

Total Owner's Equity	2,378.9	3,042.6	(3,042.6)	2,378.9

Total Liabilities and Owner's Equity	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(522.7)	$1,400.1	$877.4

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(250.2)	(250.2)
Cash paid for satellites	—	(246.7)	(246.7)
Cash paid for acquired assets		(1.7)	(1.7)

Net Cash Used in Investing Activities	—	(498.6)	(498.6)

Cash Flows from Financing Activities
Cash proceeds from refinancing transactions	3,003.3	—	3,003.3
Cash contribution from Parent	538.3	—	538.3
Repayment of debt	(2,001.8)	—	(2,001.8)
Repayment of borrowing from Parent	(875.0)	—	(875.0)
Borrowings from (loans to) related parties	875.0	(875.0)	—
Repayment of other long-term obligations	—	(47.0)	(47.0)
Debt issuance costs	(4.7)	—	(4.7)

Net Cash Provided by (Used in) Financing Activities	1,535.1	(922.0)	613.1

Net increase (decrease) in cash and cash equivalents	1,012.4	(20.5)	991.9
Cash and cash equivalents at beginning of the period	14.0	20.5	34.5

Cash and cash equivalents at the end of the period	$1,026.4	$—	$1,026.4

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(323.8)	$608.2	$284.4

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(173.1)	(173.1)
Cash paid for satellites	—	(335.5)	(335.5)
Cash paid for acquired assets	—	(961.2)	(961.2)
Proceeds from sale of property	—	3.7	3.7

Net Cash Used in Investing Activities	—	(1,466.1)	(1,466.1)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	(213.2)
Cash contribution from Parent	200.0	—	200.0
Borrowing from Parent	875.0	—	875.0
Borrowings from (loans to) related parties	(875.0)	875.0	—
Repayment of other long-term obligations	—	(15.3)	(15.3)
Debt issuance costs	(2.4)	—	(2.4)

Net Cash Provided by (Used in) Financing Activities	(15.6)	859.7	844.1

Net increase (decrease) in cash and cash equivalents	(339.4)	1.8	(337.6)
Cash and cash equivalents at beginning of the period	411.3	4.4	415.7

Cash and cash equivalents at the end of the period	$71.9	$6.2	$78.1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on May 5, 2005 and for the quarter ended June 30, 2005 filed with the SEC on August 5, 2005, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

  •
  we may not sustain profitability;

  •
  we compete with other multi-channel video programming distributors some of whom have greater resources than us and increasing levels of competition could materially adversely affect our ability to increase earnings;

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

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period, excluding the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail below in "Discussion of Significant Events." We calculate average DIRECTV subscribers for the year and the period by adding the number of DIRECTV subscribers as of the beginning of the year or the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

        Satellite Developments.    On May 22, 2005, we successfully launched DIRECTV 8. DIRECTV 8 is a Ku/Ka-band hybrid satellite that supplements our existing fleet of satellites and has taken the place of an older satellite.

        On April 26, 2005, we successfully launched SPACEWAY 1. SPACEWAY 1 is the first of four Ka-band satellites that will enable us to broadcast local HD channels into several of the nation's largest markets. We expect to launch SPACEWAY 2, also a Ka-band satellite, in November 2005.

Update to Executive Overview and Outlook

        In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed that we expected cash flows, which we defined as net cash provided by (used in) operating activities plus cash provided by (used in) investing activities, in 2005 to be slightly above break even. However, our cash flows have been higher than expected in the current year due mostly to lower than expected capital expenditures, the deferral of capital expenditures to future periods and improved cash management.

Results of Operations

        The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change		2005	2004	Change
	(dollars in millions, except per subscriber data)
Revenues	$3,048.4	$2,506.5	$541.9	21.6%	$8,809.7	$6,804.2	$2,005.5	29.5%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	1,240.7	985.6	255.1	25.9%	3,528.0	2,690.2	837.8	31.1%
Subscriber service expenses	240.4	208.0	32.4	15.6%	680.1	520.0	160.1	30.8%
Subscriber acquisition costs:
Third party customer acquisitions	511.7	529.5	(17.8)	(3.4)%	1,567.5	1,411.4	156.1	11.1%
Direct customer acquisitions	179.7	182.1	(2.4)	(1.3)%	491.7	495.5	(3.8)	(0.8)%
Upgrade and retention costs	291.3	260.2	31.1	12.0%	766.7	661.2	105.5	16.0%
Broadcast operations expenses	39.4	33.2	6.2	18.7%	110.1	98.4	11.7	11.9%
General and administrative expenses	207.4	162.9	44.5	27.3%	607.6	462.3	145.3	31.4%
Depreciation and amortization expense	167.2	142.5	24.7	17.3%	515.8	378.0	137.8	36.5%

Total Operating Costs and Expenses	2,877.8	2,504.0	373.8	14.9%	8,267.5	6,717.0	1,550.5	23.1%

Operating Profit	170.6	2.5	168.1	NM *	542.2	87.2	455.0	521.8%
Interest expense, net	(52.4)	(43.1)	(9.3)	21.6%	(162.6)	(136.5)	(26.1)	19.1%
Other expense	(0.8)	—	(0.8)	NM	(66.4)	—	(66.4)	NM

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	117.4	(40.6)	158.0	NM	313.2	(49.3)	362.5	NM
Income tax (expense) benefit	(45.1)	14.5	(59.6)	NM	(120.2)	17.9	(138.1)	NM

Income (Loss) Before Cumulative Effect of Accounting Change	72.3	(26.1)	98.4	NM	193.0	(31.4)	224.4	NM
Cumulative effect of accounting change, net of taxes	—	—	—	NM	—	(311.5)	311.5	NM

Net Income (Loss)	$72.3	$(26.1)	$98.4	NM	$193.0	$(342.9)	$535.9	NM

Other Data:
Operating Profit	$170.6	$2.5	$168.1	NM	$542.2	$87.2	$455.0	521.8%
Depreciation and amortization expense	167.2	142.5	24.7	17.3%	515.8	378.0	137.8	36.5%

Operating Profit Before Depreciation and Amortization	$337.8	$145.0	$192.8	133.0%	$1,058.0	$465.2	$592.8	127.4%

Average monthly revenue per subscriber (ARPU)	$68.65	$66.46	$2.19	3.3%	$67.52	$65.02	$2.50	3.8%
Average monthly subscriber churn %	1.89%	1.82%	—	3.8%	1.70%	1.58%	—	7.6%
Average subscriber acquisition costs—per subscriber (SAC)	$626	$617	$9	1.5%	$642	$634	$8	1.3%
Total number of subscribers (000's)	14,933	13,496	1,437	10.6%	14,933	13,496	1,437	10.6%

*
Not meaningful

Discussion of Significant Events

        Hurricane Katrina.    In August 2005, Hurricane Katrina devastated certain portions of the Gulf Coast region of the United States. During the third quarter of 2005, we recorded $14.3 million in charges mostly related to an anticipated increase in bad debt expense and a reduction in revenues for estimated subscriber service credits resulting from the hurricane.

        Refinancing Transactions.    During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge to "Other expense" in the consolidated statements of operations of $64.9 million ($40.1 million after tax), of which $41.0 million was associated with the premium paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with the write-off of a portion of our deferred debt issuance costs and other transaction costs. As a result of our second quarter 2005 refinancing transactions, which included a capital contribution from The DIRECTV Group, our debt increased $136.7 million and cash increased $629.3 million, net of the premium paid and transaction costs. See Part I, Item 1, Note 4 to the consolidated financial statements for further discussion of our refinancing transactions.

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

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

        Subscribers.    We had approximately 14.9 million subscribers at September 30, 2005. At September 30, 2004, we had approximately 13.5 million subscribers or approximately 12.1 million subscribers excluding the subscribers we added as part of the NRTC and Pegasus transactions. We added approximately 1,104,000 gross new subscribers during the three months ended September 30,

2005 and approximately 1,181,000 gross new subscribers during the same period of 2004. After accounting for churn, we added approximately 263,000 net new subscribers during the three months ended September 30, 2005 compared to 456,000 net new subscribers during the same period of 2004. The decrease in net new subscriber additions resulted from the decrease in gross new subscribers added in the current period and our increase in average monthly subscriber churn to 1.89% for the three months ended September 30, 2005 compared to 1.82% for same period of 2004 primarily due to higher involuntary churn from subscribers with lower credit scores acquired in 2004 and early 2005 and a more competitive marketplace.

        Revenues.    Our revenues increased $541.9 million to $3,048.4 million resulting from our new subscribers added since September 30, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 3.3% increase in ARPU to $68.65 resulted primarily from price increases on certain programming packages and higher mirroring fees from an increase in the average number of set-top receivers per subscriber. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers.

        Total Operating Costs and Expenses.    Our total operating costs and expenses increased $373.8 million to $2,877.8 million resulting primarily from higher costs for programming, subscriber service expenses, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense.

        Our programming and other costs increased $255.1 million resulting mostly from higher programming costs related to the increased revenues discussed above and annual program supplier rate increases. Our higher subscriber service expenses of $32.4 million resulted primarily from increased costs due to our larger subscriber base.

        Increased volume under our movers and second set programs drove most of the $31.1 million increase in upgrade and retention costs. Under these programs, we provide additional equipment, plus installation, to subscribers at significantly reduced prices.

        The $44.5 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base, higher involuntary churn and Hurricane Katrina.

        The $24.7 million increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

        Operating Profit.    The improvement in operating profit of $168.1 million was primarily due to higher margins from the increase in revenues and lower operating costs as a percentage of revenues.

        Income Tax (Expense) Benefit.    We recognized an income tax expense of $45.1 million for the three months ended September 30, 2005 compared to an income tax benefit of $14.5 million for the three months ended September 30, 2004. The change in income tax (expense) benefit is primarily attributable to the change in income (loss) before income taxes.

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

        Subscribers.    We had approximately 14.9 million subscribers at September 30, 2005. At September 30, 2004, we had approximately 13.5 million subscribers or approximately 12.1 million subscribers excluding the subscribers we added as part of the NRTC and Pegasus transactions. We added approximately 3,205,000 gross new subscribers during the nine months ended September 30, 2005 compared to approximately 3,115,000 gross new subscribers during the same period of 2004. After accounting for churn, we added approximately 993,000 net new subscribers during the nine months ended September 30, 2005 compared to approximately 1,284,000 net new subscribers during the same period of 2004. The decrease in net new subscriber additions resulted from our increase in average monthly subscriber churn to 1.70% for the nine months ended September 30, 2005 compared to 1.58% for the same period of 2004 primarily due to higher involuntary churn from subscribers with lower credit scores acquired in 2004 and early 2005 and a more competitive marketplace.

        Revenues.    Our revenues increased $2,005.5 million to $8,809.7 million resulting from our new subscribers added since September 30, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 3.8% increase in ARPU to $67.52 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers.

        Total Operating Costs and Expenses.    Our total operating costs and expenses increased $1,550.5 million to $8,267.5 million resulting primarily from higher costs for programming, subscriber service expenses, third party customer acquisitions, upgrade and retention costs, general and administrative expenses and depreciation and amortization expense.

        Our programming and other costs increased $837.8 million resulting mostly from higher programming costs related to the increased revenues discussed above and annual program supplier rate increases. Our higher subscriber service expenses of $160.1 million resulted primarily from increased costs due to our larger subscriber base.

        The $156.1 million increase in third party customer acquisition costs was primarily due to higher gross subscriber additions during the nine months ended September 30, 2005. Increased volume under our movers and HD upgrade programs drove most of the $105.5 million increase in upgrade and retention costs.

        The $145.3 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above, and an increase in other expenses, such as labor, benefits and consulting, to support the larger business.

        The $137.8 million increase in depreciation and amortization expense resulted primarily from higher amortization expense of about $207 million resulting from the intangible assets recorded as part of the NRTC and Pegasus transactions, partially offset by lower depreciation expense resulting from assets becoming fully depreciated in the last year.

        Operating Profit.    The improvement in operating profit of $455.0 million was primarily due to higher margins from the increase in revenues and lower operating costs as a percentage of revenues.

        Other Expense.    The $66.4 million increase in other expense was primarily due to our second quarter of 2005 pre-tax charge of $64.9 million associated with our 2005 debt refinancing transactions.

        Cumulative Effect of Accounting Change, net of taxes.    The $311.5 million cumulative effect of accounting change, net of taxes, was due to the January 1, 2004 change in our accounting for subscriber acquisition, upgrade and retention costs.

        Income Tax (Expense) Benefit.    We recognized an income tax expense of $120.2 million for the nine months ended September 30, 2005 compared to an income tax benefit of $17.9 million for the nine months ended September 30, 2004. The change in income tax (expense) benefit is primarily attributable to the change in income (loss) before income taxes and cumulative effect of accounting change.

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

        At September 30, 2005, we had cash and cash equivalents of $1,026.4 million compared to $34.5 million at December 31, 2004. The $991.9 million increase in cash and cash equivalents during 2005 resulted primarily from net cash provided by the refinancing transactions discussed above and $877.4 million in cash provided by operations, partially offset by $496.9 million of cash paid for satellites, property and equipment and $47.0 million of payments made associated with our obligations to the NRTC and its members.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.04 at September 30, 2005 compared to 0.65 at December 31, 2004. Working capital increased by $797.6 million to $91.1 million at September 30, 2005 from a working capital deficit of $706.5 million at December 31, 2004. The change was primarily due to our increase in cash described above.

        We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments, which we discuss in Part 1, Item 1, Note 7 to the consolidated financial statements. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our debt.

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our Term Loans.

        Debt.    At September 30, 2005, we had $3,413.2 million in total outstanding borrowings, bearing a weighted average interest rate of 6.35%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Part I, Item 1, Note 4 to the consolidated financial statements of this Quarterly Report, which we incorporate herein by reference.

Contractual Obligations

        The following table sets forth our contractual obligations as of September 30, 2005, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the notes to the consolidated financial statements in Part 1, Item 1 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Remainder of 2005	2006-2007	2008-2009	2010 and thereafter
	(dollars in millions)
Long-Term Debt Obligations (Note 4)(a)	$5,096.7	$51.3	$452.5	$574.4	$4,018.5
Operating Leases Obligations (Note 7)(b)	117.4	7.4	52.3	33.8	23.9
Purchase Obligations (Note 7)(c)	5,136.1	143.2	1,838.0	1,810.8	1,344.1
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Note 6)(d)	440.7	16.2	138.3	155.7	130.5

Total	$10,790.9	$218.1	$2,481.1	$2,574.7	$5,517.0

(a)
Our long-term debt obligations include interest calculated based on the rates in effect at September 30, 2005; however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any.

(b)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we have not included in the amounts disclosed.

(c)
Our purchase obligations consist of broadcast programming commitments, satellite construction contracts and service contract commitments. We base our broadcast programming commitments identified above on guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Our actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amount. Our satellite construction contracts typically exclude the cost to insure and launch satellites. Our service contract commitments include the minimum commitments for the purchase of services that we have outsourced to third parties, such as call center operations, billing services and TT&C services. Our actual payments, which are typically based on volume, typically exceed the minimum amounts.

(d)
Our other long-term liabilities consist of the amounts we owe to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions.

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

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        DIRECTV carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including DIRECTV's principal executive officer and DIRECTV's principal financial officer, of the effectiveness of DIRECTV's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, DIRECTV's principal executive officer and DIRECTV's principal financial officer concluded that DIRECTV's disclosure controls and procedures were effective as of September 30, 2005.

        There has been no change in the DIRECTV's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, DIRECTV's internal control over financial reporting.

* * *

PART II—OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended September 30, 2005 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 1, 2005, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, filed with the SEC on May 5, 2005 and August 5, 2005, respectively, and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        None.

* * *

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: November 4, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: November 4, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2005
Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2004
Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2005
Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2004
Condensed Consolidating Balance Sheet As of September 30, 2005
Condensed Consolidating Balance Sheet As of December 31, 2004
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded) (Unaudited)
Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2005
Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2004
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION (UNAUDITED)
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURE