Form 10-K
period 2005-12-31
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2006-03-10
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-106529

DIRECTV HOLDINGS LLC
DIRECTV FINANCING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DIRECTV Holdings LLC—Delaware DIRECTV Financing Co., Inc.—Delaware (State or Other Jurisdiction of Incorporation or Organization)	25-1902628 59-3772785 (I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California (Address of Principal Executive Offices)	90245 (zip code)

Registrant's telephone number, including area code: (310) 964-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                  Accelerated filer    ☐                  Non-accelerated filer    ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

        The registrant has met the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.    BUSINESS

Description of Our Business

        We are a wholly-owned subsidiary of The DIRECTV Group, Inc., which we sometimes refer to as The DIRECTV Group or Parent. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest multi-channel video programming distribution, or MVPD, provider in the United States, in each case based on the number of subscribers. We provide our subscribers with access to hundreds of channels of digital-quality video and CD-quality audio programming that are transmitted directly to our subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our subscribers more than 1,500 digital video and audio channels, including about 130 basic entertainment channels, 31 premium movie channels, over 33 regional and specialty sports networks, an aggregate of over 1,100 local channels, approximately 70 Spanish and other foreign language special interest channels, and approximately 50 pay-per-view movie and event choices. Although we distribute over 1,100 local channels, a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2005, we provided local channel coverage to approximately 141 markets, or about 94% of U.S. television households.

        In addition, we provide ten national high-definition, or HD, television channels as well as network HD programming in certain local markets. Beginning in the fourth quarter of 2005, we launched local HD channels in 12 of the largest markets and expect to introduce local HD channels to at least 36 markets covering approximately 57% of U.S. television households in the first half of 2006. By 2007, with the expected launch of two additional satellites, we expect to have the capacity to offer local HD channels to nearly all U.S. television households.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the biggest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through 2010, including rights to provide related HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from us or through one of our national retailers as well as independent satellite television retailers, dealers and regional Bell operating companies, or RBOCs. On March 1, 2006, we introduced a set-top receiver lease program for new and existing subscribers.

        The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which is referred to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate our service by calling us and subscribing to one of our programming packages.

Key Strengths

        Our business is characterized by the following key strengths:

  •
  Large Subscriber Base.    We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.    Results from a study we commissioned in 2005 indicated that over 85% of consumers in the United States are aware of the DIRECTV service. We believe the strength of our brand is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming such as the DIRECTV PARA TODOS® service, which is designed for Spanish-speaking subscribers in the United States. In addition, we have a substantial amount of capacity in the Ka-Band spectrum that allows us the capability to offer 1,500 local HD channels as well as 150 national HD channels after the successful launch of two additional satellites in 2007.

  •
  High-Quality Digital Picture and Sound.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a limited selection of digital channels for an additional fee.

  •
  Strong Customer Service.    We have attained top rankings in customer satisfaction studies for our industry. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.    We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies.

          In addition, we hold licenses in three orbital slots (99 degrees west longitude, or WL, 101 WL and 103 WL) in the Ka-Band spectrum that we will use primarily for the broadcast of HD programming across the United States. We have also obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a leased orbital location (72.5 WL) and from leased capacity on a satellite at 95 WL.

            Our satellite-based service provides us with many advantages over ground-based cable television services. We have the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, we have comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

  •
  Association with a Leading Global Media Company.    News Corporation, a leading global media company, owned approximately 34% of the outstanding common stock of The DIRECTV Group as of December 31, 2005, and it has unrivaled experience in developing and managing successful pay-television platforms around the world. We believe that our association with News Corporation will continue to improve our competitive position and growth prospects.

Business Strategy

        Our overall goal is to provide subscribers with the best television experience in the United States. Our strategy focuses on offering our subscribers differentiated and exclusive content, attaining leadership in technology, and enhancing our sales, marketing, distribution and customer service.

  •
  Offer Differentiated and Exclusive Content.    To fulfill our goal, we believe we must have the most extensive collection of valuable programming services available. We plan on improving our programming service by expanding our HD programming, creating compelling new programming, launching new interactive services and video-on-demand, or VOD, and expanding our international programming.

  •
  Expand High-Definition Programming.    As of December 31, 2005, we offered local HD channels in 12 of the largest markets, ten national HD channels, network HD programming from FOX, ABC, CBS and NBC in their owned and operated markets, as well as several NFL games each week through our NFL SUNDAY TICKET package. As part of our HD expansion plan, we launched the first two of four new satellites in 2005, SPACEWAY 1 and SPACEWAY 2. With these satellites, we plan to offer local HD programming to at least 36 markets in 2006, representing approximately 57% of U.S. television households. The next two satellites, DIRECTV 10 and DIRECTV 11, are expected to be launched in 2007. In total, these four new satellites will be capable of broadcasting more than 1,500 local and 150 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive such channels in their home market.

  •
  Create Compelling New Programming.    We believe that new programming will differentiate us from the competition. Beginning in early 2006, we debuted CD USA, an exclusive program that delivers exciting back-to-back live music performances on television. In addition, through Network LIVE, we will provide our subscribers with exclusive music and live entertainment programming. We expect to continue to create and launch new and exclusive programming in 2006 and beyond.

  •
  Launch Enhanced and Interactive Services.    We believe that enhanced and interactive services will become an important part of the DIRECTV subscriber experience. For example, in 2005, we launched three new DIRECTV Mix Channels (one each for news, sports and kids) that enable subscribers to view up to six live channels in each genre all on one screen. Also in 2005, we launched several new services such as local weather, horoscope, lottery and other interactive services. We also introduced Mix Channels and interactive services to the NFL SUNDAY TICKET package. In July 2006, we will begin a multi-year agreement with The YES Network and MLB.com to offer the first-ever interactive television content for Major League Baseball on YES Network broadcasts of New York Yankees regular season games. The interactive programming offering will include live, up-to-the-minute statistics, box scores and scoreboards, a bonus "StarCam" camera focusing on a particular star each inning and a daily interactive game. We intend to continue to expand our offerings of interactive programming.

    •
    Introduce Video-On-Demand Services.    We plan to introduce VOD services in 2006 for subscribers that have the new DIRECTV Plus® DVR. In 2005, we announced an agreement with Fox to bring viewers the best of FX and FOX Broadcasting on-demand. In an industry first, viewers will get a "first look" at prime time hits from FX a full 24-48 hours prior to their initial broadcasts for $2.99 and will have post-air access to some of FOX Broadcasting's most popular series for just 99 cents for six to seven days following their national broadcast. Also in 2005, we announced an agreement with NBC Universal that will give our subscribers the top programs of NBC and its cable entertainment networks, USA, SCI FI and Bravo, hours after they air, commercial free, for 99 cents. Later in 2006, with the introduction of the next generation of the DIRECTV Plus HD DVR, DIRECTV subscribers will be able to choose from a library of thousands of movies and download the programming through a broadband connection. This will allow us to offer a library with thousands of VOD programs to our subscribers.

    •
    Expand International Programming.    We plan to continue to expand our international programming because we believe there is a large underserved market for these services in the United States. In 2005, we added a total of 26 new international channels and now offer approximately 70 international channels. We believe we have leading programming packages in the following languages: Spanish, Vietnamese, Russian, Korean, Filipino, Cantonese and Hindi.

  •
  Technology Leadership.    We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber-friendly and also reduce costs. We believe that advancements in our technology will lead to enhanced digital video recorders, or DVRs, and HD equipment, a whole-house entertainment solution, and reduced signal theft.

  •
  Enhance Digital Video Recorders and High-Definition Equipment.    A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. DVRs digitally record television programs without videotape and allow subscribers to pause and rewind live television, create their own television programming line-ups based on personal preferences and watch one live program while simultaneously recording another. In the fourth quarter of 2005, we introduced the DIRECTV Plus DVR, our new DVR that provides our subscribers with advanced features including interactive services, VOD and increased storage capacity. Also in late 2005, we introduced a new HD receiver and dish antenna that receives HD programming from the Ka-Band orbital slots using MPEG-4 compression technology. In 2006, we expect to introduce a combined HD-DVR capable of viewing and recording HD programming from the Ka-Band orbital slots using MPEG-4 compression technology.

  •
  Introduce a Whole-House Entertainment Solution.    Within the next year, we expect to introduce the DIRECTV home media center. This whole-house entertainment solution will allow our subscribers to access content, including digitally-recorded video, digital photos and digital music, seamlessly from all television sets in a household. The DIRECTV home media center will also provide DVR functionality throughout the home and support HD and standard-definition video signals. In addition, we announced an agreement with Intel Corporation to enable remote viewing of our entertainment services and programming to PC screens, laptops, portable media players and televisions through Intel® Viiv™ technology later in 2006. We and Microsoft Corporation announced an agreement to develop new opportunities to expand the reach of digital music, television and movies throughout the home and to portable devices. Under the agreement, we will work with Microsoft to enable the flow of digital content between Windows PCs, our set-top receivers, PlaysForSure devices and the Xbox 360, allowing subscribers to experience our programming and digital content stored on their Windows PCs in a variety of new ways.

    •
    Reduce Signal Theft.    We have undertaken and will continue to undertake various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we are providing our subscribers with more advanced access cards that we believe significantly enhance the security of the DIRECTV signal. In addition, we continue to seek out and prosecute signal thieves with our own internal efforts and with the support of local, state and federal law enforcement agencies. We have significantly reduced the theft of our signal in recent years as a result of these initiatives.

  •
  Enhance Sales and Marketing, Customer Service and Distribution.    We intend to continue to grow our subscriber base and reduce churn by improving the credit quality of our subscribers while also improving our customer service, distribution and marketing.

  •
  Enhance Sales and Marketing.    We expect to achieve continued strong subscriber growth through marketing programs that capitalize on the strength of the our brand. In addition, we intend to have a greater emphasis on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on demographics and geography.

  •
  Reduce High-Risk Subscribers.    We believe that in order to reduce churn, we must improve the overall quality of our subscriber base by reducing the number of high-risk subscribers that activate the DIRECTV service. Beginning in the second quarter of 2005, we implemented a stricter credit policy for new subscribers by requiring high-risk subscribers (those that do not exceed certain minimum credit scores we established) to pay us between $150 and $200 before activating service. We intend to continue reviewing our credit screening policies to determine whether further changes are appropriate to help ensure that the quality of our subscriber base improves. For example, in January 2006, we increased the upfront payments for high-risk subscribers to between $200 and $300.

  •
  Improve Customer Service.    We believe that excellent customer service is critical to our success and we expect to continue to focus on improving customer service in 2006. By selectively in-sourcing specific customer service functions, we have assumed more accountability and control of our subscribers' experiences. In the second half of 2004, we opened two new owned and operated customer call centers. In 2006, we plan to further expand our company owned and operated call centers with the opening of at least one additional call center. We are also continuing to enhance our telephone-based, web-based and self-care capabilities.

  •
  Improve Distribution.    While we expect to maintain our strong relationships with our core retailers and dealers, we also will continue to develop and strengthen our direct sales channels and strategic marketing alliances with RBOCs and other telephone service providers. In addition, we expect to significantly improve our sales and distribution in multiple dwelling units.

Infrastructure

        Satellites.    We currently use a fleet of seven satellites to broadcast our service from our 101 WL, 103 WL, 110 WL and 119 WL orbital locations. We also broadcast from 72.5 WL under our arrangement with Telesat Canada, or Telesat, Industry Canada and the FCC as well as from 95 WL using transponders on a satellite we lease. Our eighth satellite, SPACEWAY 2, which was launched in November 2005, is expected to begin broadcasting HD services in the second quarter of 2006 from its 99 WL orbital location.

        The FCC licensed us to operate 46 Ku-Band DBS frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location, and three frequencies at the 110 WL orbital location. In addition, the FCC has granted us Ka-Band licenses for DBS operations at the 99 WL, 101 WL and 103 WL orbital locations. In the third quarter of 2004, we obtained final approval from Industry Canada and the FCC to use the 72.5 WL orbital location. As a part of our arrangement with Telesat, we transferred two satellites, both of which were previously used as in-orbit spares, to orbital locations controlled by Telesat for use by Telesat for their own services broadcast into Canada. We also relocated a third satellite to the 72.5 WL orbital location, where we broadcast local channel services to 29 markets in the United States.

        Satellites Under Construction.    We currently have four satellites under construction. DIRECTV 9S, which is expected to launch mid-2006, will provide backup capacity at the 101 WL and 119 WL orbital locations. We also plan to launch DIRECTV 10 and DIRECTV 11 in 2007. These two satellites will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our Ka-Band orbital locations. In addition, DIRECTV 12 is being constructed and will serve as a ground spare.

        Satellite Risk Management.    We use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We have been evaluating whether to purchase launch insurance for the three satellites we expect to launch in 2006 and 2007 and will make a final determination on the satellites based on information relating to premiums for such insurance and other considerations. We do not currently expect to purchase in-orbit insurance for these satellites. As of December 31, 2005, we had in-orbit insurance coverage for an aggregate amount of approximately $447 million for two of our in-orbit satellites.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built uplink facilities in Oakdale, Minnesota and Winchester, Virginia, which are primarily used to provide new HD channels. Three additional uplink centers are being built so that we may continue to expand our local HD programming. Programming is received by our broadcast centers from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. Each broadcast center was designed with redundant systems to minimize service interruptions.

        Installation Network.    DIRECTV HOME SERVICES® installation and service network performs installation, upgrades and other service call work for us. As of December 31, 2005, home service providers performed approximately 85% of all service calls through 11 outsourced companies with over

14,000 technicians around the United States. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional subscriber installations. We set the quality of installation and service standards, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third party installation network.

        Customer Service Centers.    As of December 31, 2005, we used 22 customer service centers employing nearly 15,000 customer service representatives. Most of these customer service centers, which employ approximately 10,500 customer service representatives, are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, ClientLogic Operating Corporation and N.E.W Customer Service Companies, Inc. We currently own three customer service centers located in Boise, Idaho, Tulsa, Oklahoma and Huntsville, Alabama that employ approximately 4,200 customer service representatives. A fourth DIRECTV owned and operated customer service center is scheduled to open in Missoula, Montana in 2006. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation and technical support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

NRTC and Pegasus Transactions

        Pursuant to an agreement entered into in 1992 with the National Rural Telecommunications Cooperative, or NRTC, the NRTC had the exclusive right to distribute DIRECTV services transmitted from 27 of the 32 frequencies located at 101 WL to subscribers located primarily in rural areas of the United States. The NRTC separately contracted with its members and affiliates, including Pegasus Satellite Television, Inc., or Pegasus, to provide them with rights to market and sell these services. The NRTC paid us a fee on the revenues from these services. We had also separately contracted with the NRTC and Pegasus, the NRTC's largest affiliate, and permitted each of them to market and sell services, including premium services, transmitted from five other frequencies located at the 101 WL orbital slot, as well as frequencies located at the 110 WL and 119 WL orbital slots. For these separately contracted services, the NRTC and Pegasus paid us a percentage of the subscriber revenues they generated.

        Effective June 1, 2004, we and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As a result of this agreement, we have the right to sell our services in all territories across the United States. In connection with this transaction, all NRTC members and affiliates, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to us. In addition, on July 30, 2004, we entered into certain arrangements with Pegasus and certain other related entities, whereby we agreed to purchase the primary DBS assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. In these transactions, we acquired approximately 1.1 million subscribers activated through Pegasus.

        For additional information on these transactions, see Note 16 and Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Competition

        Our industry is highly concentrated and we face substantial competition. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, RBOCs, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe that the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for gaining and maintaining market share.

  •
  Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the National Cable & Telecommunications Association's Mid-Year 2005 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 73 million, or 67%, are currently subscribers to cable. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD local channels, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer. For example, Cablevision currently offers its new subscribers a bundled package that includes video, broadband Internet access and telephony services for $90 per month for the first 12 months of service.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    Our primary DBS competitor is EchoStar Communications Corporation, or EchoStar, which had just over 12 million subscribers at the end of 2005. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States. SES Americom, Inc., or SES, for example, is the licensee of U.S. frequencies that can be used to offer DTH service, and has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

  •
  Regional Bell Operating Companies.    Several RBOCs have started to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, AT&T Inc., formerly known as SBC Communications Inc., announced plans and has begun to deploy fiber optic lines to neighborhoods serving approximately 18 million of its customers by 2008, and Verizon announced a target to upgrade to fiber optic lines for six million customer homes by the end of 2006 with the long-term goal of upgrading 18 million homes. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill. AT&T recently agreed to acquire BellSouth Corporation, which could affect our marketing relationship with BellSouth.

  •
  Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. For example, Google Inc. has launched an online video service offering a wide variety of both free and pay-per-view content, and Starz Entertainment Group LLC, a provider of movie services to MVPD providers, launched an Internet-based movie subscription service that will offer users unlimited access to more than 850 movies and other programs for $9.99 a month. In addition, there are several initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

  •
  Terrestrial Wired and Wireless Providers.    Broadband services providers, wireless systems, portable handheld devices and satellite master antenna television systems currently offer or could offer in the future MVPD and program distribution technologies in competition with us. For example, in 2005, Apple Computer Inc. introduced a service where customers can download various ABC and NBC television shows the day after they air on television to Apple's portable iPod® device for $1.99.

  •
  VHF/UHF Broadcasters.    Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

Government Regulation

        We are subject to U.S. government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, state and local authorities and the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

        This section sets forth a summary of regulatory issues pertaining to our operations and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

        FCC Regulation Under the Communications Act.    The Communications Act gives the FCC broad authority to regulate the operations of our company.

        The ownership and operation of our DBS/DTH system is regulated by the FCC primarily for:

  •
  the licensing of DBS and DTH satellites, earth stations and ancillary authorizations;

  •
  the assignment of frequencies and orbital slots, the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

  •
  compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites;

  •
  avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

  •
  compliance with the Communications Act and FCC rules governing U.S.-licensed DBS and DTH systems.

        The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC conditions such authorizations on satisfaction of ongoing due diligence, construction, reporting and related obligations.

        All of our satellites and earth stations are licensed by the FCC. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

        Currently we have several applications pending before the FCC, including applications to launch and operate DIRECTV 9S, a next-generation hybrid satellite with spot beams in both Ku- and Ka-Bands, and DIRECTV 13, a Ku-Band satellite optimized for service to mobile platforms. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC is currently assessing whether cable operators, and possibly DBS operators, must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HD signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Also, the FCC recently adopted rules requiring DBS operators with more than five million subscribers to carry the analog signals of all local stations in the states of Alaska and Hawaii by December 8, 2005, and all such stations' digital signals (both HD and multicast) by June 8, 2007. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

  •
  Public Interest Requirement.    Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act, as well as limits on the commercialization of children's programming applicable to cable operators. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose rules on indecent programming.

  •
  Emergency Alert System.    The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC recently released an order requiring satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. Any such requirement, we believe, would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers.

  •
  Spectrum Allocation and License Assignment Rules.    We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, unlike other satellite services, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 BSS Plan. The FCC has not yet proposed a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.    The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review.

            On April 25, 2002, SES requested a declaratory ruling that it is in the public interest for SES to deliver satellite capacity to third parties to allow such parties to provide direct-to-home programming services to consumers in the United States and certain British overseas territories in the Caribbean. SES proposes to employ a satellite purportedly licensed by the Government of Gibraltar to operate in the same DBS uplink and downlink frequency bands as us, from an orbital position that is located in between two orbital locations where we have already positioned our satellites. We have opposed FCC consideration of SES' petition, and believe that SES' satellite, if located and operated as currently proposed by SES, would cause interference to our current and planned operations and impose a significant constraint on the further growth of our U.S. DBS service. Other foreign operators have followed SES in filing for satellites at the ITU that have U.S. coverage, which could interfere with us or require us to undertake an international coordination process that could result in constraints on our operations or service growth. On December 28, 2004, one such operator, Spectrum Five LLC, requested a declaratory ruling similar to the one sought by SES. In addition, EchoStar has filed U.S. applications before the FCC to introduce additional satellites between our operating and planned satellites which, if granted, similarly could constrain our operations or service growth. The FCC currently is considering whether to hold a rulemaking proceeding to address these developments, and we cannot predict whether the FCC will do so or the effect of such a proceeding on our business.

            The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which include DIRECTV 7S, SPACEWAY 1, and SPACEWAY 2. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight diminution in the operational life of each new satellite.

  •
  Geographic Service Rules.    The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings.

  •
  FCC Conditions Imposed In Connection With the News Corporation Transactions.    The FCC approved the News Corporation transactions in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

  •
  International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

  •
  Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission to (a) review and monitor compliance with telemarketing laws by any companies we authorize to do telemarketing as well as by independent retailers, (b) investigate and respond to complaints about alleged improper telemarketing and (c) terminate our relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

          In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS dish receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

Intellectual Property

        All The DIRECTV Group companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by us, all our intellectual property is owned by The DIRECTV Group for the benefit of all its subsidiaries.

        We believe that the growing portfolio of pending and issued patents are important assets. The DIRECTV Group presently holds over 1,500 issued patents worldwide relating to past and present businesses, including over 100 patents developed by or otherwise relating to our business. We hold over 73 U.S. and Canadian trademark registrations relating to our business, including registrations of the primary"DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of our business. In addition, The DIRECTV Group holds a worldwide portfolio of over 720 registered trademarks, including over 450 foreign registrations related to the DIRECTV name and the Cyclone Design. We along with The DIRECTV Group actively protect our important patents and trademarks against unauthorized or improper use by third parties.

Employees

        As of December 31, 2005, we had 5,840 full-time and 138 part-time employees. We believe that our employee relations are good. None of our employees are represented by labor unions.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors, as well as the more detailed descriptions of our business elsewhere in this Annual Report. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

        Our business, financial condition or results of operations could be materially and adversely affected by the following:

We may not sustain profitability.

        We have sustained significant losses in the past and have significant amounts of debt. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

We compete with other MVPDs, some of whom have greater resources than we do and levels of competition are increasing.

        We compete in the MVPD industry against cable television, RBOCs and other land-based and satellite-based system operators with service offerings including video and audio programming, data and entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association Mid-Year 2005 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 73 million, or 67%, were subscribers to cable at year end. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established customer base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having greater bandwidth capacity to deliver programming or services beyond which our satellite capacity currently allows; and

  •
  having the ability to provide certain local and other programming, including HD programming, in a larger number of geographic areas.

        In addition, cable television operators have grown their subscriber base through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs, and others may result in providers capable of offering bundled cable television and telecommunications services in competition with our services.

        Various RBOCs have also begun deployment of fiber optic lines directly to customers' homes or neighborhoods and to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these RBOCs also sell the DIRECTV service as a bundle with their voice and data services. The existence of a new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge. Should their deployment of fiber optic lines for video grow substantially, we may be unable to develop other distribution methods to make up for lost sales through the RBOCs.

        AT&T recently announced an agreement to acquire BellSouth, one of the RBOCs that sells the DIRECTV service. AT&T has a similar arrangement with EchoStar. If the AT&T acquisition of BellSouth is completed, our arrangements with BellSouth might be adversely affected.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

We depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all multi-channel video programming distributors on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers are scheduled to expire in October 2007 and may not be renewed or extended.

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. The cable providers have asserted that they are not required to provide such programming due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. Challenges to this interpretation of the Communications Act have not been successful, and we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers.

Carriage requirements may negatively affect our ability to deliver local broadcast stations, as well as other aspects of our business.

        In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. The FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

        We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not be able to use capacity that could otherwise be used for new or additional local or national programming services.

We depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with programming services, including third parties who are our affiliates and third parties controlled by competitors. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Our programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be cancelled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

        In addition, many of our programming agreements contain annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. We expect this practice to continue. Increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, we may be unable to pass programming cost increases on to our subscribers, which could have a material adverse effect on our earnings or cash flow.

        The FCC recently adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described above. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including involuntary churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in our conditional access system have been compromised in the past and could be further compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we are currently providing our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. However, we cannot guarantee that the new card will prevent the theft of our satellite programming signals. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If we cannot promptly correct a compromise of our conditional access technology, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in our industry for all launches of commercial satellites in fixed orbits in the last five years is estimated to be 5% but may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself and not the business interruption or other associated direct and indirect costs. We do not currently expect to purchase in-orbit insurance for any of our satellites scheduled for launch in 2006 and 2007.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient for our business purposes. Any single anomaly or series of anomalies could materially adversely affect our operations and revenues and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

        Our ability to earn revenue also depends on the usefulness of our satellites. Each satellite has a limited useful life. A number of factors affect the useful life of a satellite, including, among other things:

  •
  the design;

  •
  the quality of its construction;

  •
  the durability of its component parts;

  •
  the launch vehicle's insertion of the satellite into orbit;

  •
  any required movement, temporary or permanent, of the satellite;

  •
  the ability to continue to maintain proper orbit and control over the satellite's functions; and

  •
  the remaining on-board fuel following orbit insertion.

        Generally, the minimum design life of the satellites in our fleet is between 12 and 15 years. The actual useful lives of the satellites may be shorter, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have in-orbit satellite capacity to expeditiously recover transmission of most programming in the event one of our in-orbit satellites fail. However, programming continuity cannot be assured in the event of multiple satellite losses.

The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers the unamortized book value of covered satellites. Although the insurance generally does not compensate for business interruption or loss of future revenues or subscribers, we rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on our ability to provide service.

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of our satellites for which we do not have commercial insurance coverage could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

Our ability to keep pace with technological developments is uncertain.

        In the MVPD industry, changes occur rapidly as new technologies are developed, which could cause our services and products that deliver our services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, we could suffer a material adverse effect on our future competitive position, which could cause a reduction in our revenues and earnings. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by us or any of our strategic partners could become obsolete prior to its introduction.

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees is vigorous. We cannot assure you that we will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for us to remain competitive, particularly in the area of broadband services, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that we may not be able to control or influence. These relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for DIRECTV. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have announced that they will begin rolling out video services more broadly this year. We may not be able to compete successfully with new entrants in the market for video services.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

        Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or the products used to transmit or receive our services infringes on intellectual property owned by others, we and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement.

The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

        If we do not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of our existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, our ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the International Telecommunications Union to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, SES has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom from an orbital slot located halfway between slots at which we currently operate and the next nearest existing U.S.-licensed DBS slots. Other operators have filed similar requests. We believe this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue.

        Other regulatory risks include, among others:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

  •
  the denial by the FCC of an application to replace an existing satellite with a new satellite or to operate a satellite beyond the term of its current authorization;

  •
  the loss of authorizations to operate satellites on certain frequencies at certain locations if we do not construct, launch and operate satellites into those locations by certain dates; and

  •
  the authorization by the United States or foreign governments of the use of frequencies by third party satellite or terrestrial facilities that have the potential to interfere with communication to or from our satellites, which could interfere with our contractual obligations or services to subscribers or other business operations.

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and conditional authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to DIRECTV subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

        In addition, many of our authorizations and pending applications will be subject to petitions and oppositions filed by several companies, and there can be no assurance that our authorizations will not be cancelled, revoked or modified or that our applications will not be denied. Moreover, the FCC recently adopted new rules for licensing satellites that may limit our ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that impacts our business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2005, we had approximately 25 locations operating in 14 states and 20 cities in the United States. At such date, we owned approximately 600,000 square feet of space and leased approximately one million square feet of space. The major locations include five administrative offices, two broadcast centers and three call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2005 or subsequent thereto, but before the filing of this report, are summarized below:

        Intellectual Property Litigation.    On December 5, 2000, Personalized Media Communications, LLC and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., The DIRECTV Group, Thomson Consumer Electronics and Philips Electronics North American Corp., alleging patent infringement and seeking unspecified damages and injunctive relief. On May 14, 2003, the court stayed the case pending outcome of reexaminations of the patents by the U.S. Patent Office.

        On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. and DIRECTV Operations, LLC, which we refer to together in this paragraph as the "DIRECTV defendants," The DIRECTV Group, Thomson Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging patent infringement and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, The DIRECTV Group and DIRECTV System manufacturers under all asserted claims of the patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings.

        Independent Retailer Litigation.    On May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against us in Oklahoma State Court, alleging claims similar to those in the Garcia matter described in (b) below on behalf of all DIRECTV dealers. The plaintiffs seek unspecified damages and injunctive relief. After several procedural hearings and orders, the matter is now pending before the American Arbitration Association.

        (b)   Previous reported legal proceedings which have been terminated during the fourth quarter ended December 31, 2005 are summarized below:

        In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV System equipment, instituted arbitration proceedings against us in Los Angeles, California regarding commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against us in Los Angeles County Superior Court asserting the same claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleged $300 million in class-wide damages and sought certification of a class of plaintiffs to proceed in arbitration with court oversight. In February 2004, the trial court compelled the matter to arbitration and relinquished all jurisdiction in connection with the case. On November 5, 2005, the parties agreed to settle and dismiss with prejudice all claims each had asserted against the other in the arbitration, effective as of August 5, 2005. Neither party paid any money to the other in connection with the settlement, and each party agreed to bear its own costs and attorneys' fees.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        All of DIRECTV Holdings LLC's equity is owned by The DIRECTV Group. All of DIRECTV Financing Co., Inc.'s common equity is owned by DIRECTV Holdings LLC. There is no established public trading market for our equity. Dividends on equity will be paid when and if declared by our Boards of Directors. None of our equity is subject to outstanding options or warrants.

ITEM 6.    SELECTED FINANCIAL DATA

        Omitted.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.

Key Terminology Used in Management's Discussion and Analysis of Financial Condition and Results of Operations

        Revenues.    We earn revenues mostly from subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from fees that we charge subscribers with multiple set-top receivers (which we refer to as mirroring fees), hardware revenues from subscribers who purchase receivers under our direct sales and upgrade and retention programs, our published programming guide, warranty service fees and advertising services. Prior to the completion of the transactions with the NRTC and Pegasus in the third quarter of 2004, revenues also included fees earned from the NRTC and Pegasus, which were equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). See "Significant Events Affecting the Comparability of the Results of Operations" below for further discussion.

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

        Subscriber Acquisition Costs—Third Party Customer Acquisitions.    The majority of these costs represent commissions we pay to third parties to acquire new DIRECTV subscribers, which include our national retailers as well as independent satellite television retailers, dealers, RBOCs and others. We also include the costs we incur for DIRECTV System equipment, installation and advertising.

        Subscriber Acquisition Costs—Direct Customer Acquisitions.    These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers that we acquired through third parties and our direct customer acquisition program during the period. We exclude the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions during 2004, as well as gross new subscribers added in the former NRTC and Pegasus territories prior to the completion of the transactions, from gross new subscribers used in the calculation of SAC for 2004 and 2003.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

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

        Operating Profit Before Depreciation and Amortization.    We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit," as presented in the Consolidated Statements of Operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. We exclude from our calculation of ARPU the subscribers of the former NRTC members and affiliates prior to the purchase of those subscribers in the second and third quarters of 2004, which we discuss in more detail below in "Significant Events Affecting the Comparability of the Results of Operations." We calculate average DIRECTV subscribers for the year by adding the number of DIRECTV subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. For 2004, average DIRECTV subscribers include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates we acquired the subscribers through December 31, 2004.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers subsequent to the purchase of those subscribers in 2004.

        Subscriber Count.    The total number of DIRECTV subscribers represents the total number of subscribers actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating. We also include for all periods presented the subscribers of the NRTC's members and affiliates, including Pegasus, prior to the purchase of those subscribers in 2004.

Results of Operations

        The following table sets forth, for the periods indicated, our audited Consolidated Statements of Operations and certain other operating data:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,216.1	$9,763.9	$7,695.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	5,050.1	4,010.5	3,229.8
Subscriber service expenses	935.4	740.2	623.5
Subscriber acquisition costs:
Third party customer acquisitions	1,999.4	1,960.8	1,388.4
Direct customer acquisitions	676.4	684.1	395.1
Upgrade and retention costs	1,106.5	993.2	404.4
Broadcast operations expenses	145.8	129.7	133.4
General and administrative expenses	802.3	662.3	565.2
Depreciation and amortization expense	698.2	561.2	497.0

Total Operating Costs and Expenses	11,414.1	9,742.0	7,236.8

Operating Profit	802.0	21.9	458.8
Interest expense, net	(201.9)	(192.1)	(192.0)
Other expense	(66.7)	—	(4.0)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	533.4	(170.2)	262.8
Income tax (expense) benefit	(208.1)	61.3	(98.5)

Income (Loss) Before Cumulative Effect of Accounting Change	325.3	(108.9)	164.3
Cumulative effect of accounting change, net of taxes	—	(311.5)	—

Net Income (Loss)	$325.3	$(420.4)	$164.3

Other Data:
Operating Profit	$802.0	$21.9	$458.8
Depreciation and amortization expense	698.2	561.2	497.0

Operating Profit Before Depreciation and Amortization	$1,500.2	$583.1	$955.8

Average monthly revenue per subscriber (ARPU)	$69.61	$66.95	$63.92
Average monthly subscriber churn %	1.70%	1.59%	1.55%
Average subscriber acquisition costs—per subscriber (SAC)	$642	$643	$593
Total number of subscribers (000's)	15,133	13,940	12,212

Significant Events Affecting the Comparability of the Results of Operations

        Hurricanes Katrina, Wilma and Rita.    During the second half of 2005, a series of hurricanes devastated certain portions of the Gulf Coast region of the United States. As a result, we recorded approximately $24 million in charges mostly related to a higher level of service calls resulting from the hurricanes, a reduction in revenues for subscriber service credits and an increase in bad debt expense. Approximately 10,000 subscribers were disconnected in 2005 resulting from the hurricanes.

        Financing Transactions.    During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge to "Other expense" in the Consolidated Statements of

Operations of $64.9 million ($40.1 million after tax), of which $41.0 million was associated with the premium that we paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs. As a result of the refinancing transactions, which included a capital contribution from The DIRECTV Group, our debt increased $136.7 million and cash increased $629.3 million, net of the premium paid and transaction costs. See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion of our refinancing transactions.

        During 2003, we raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of 8.375% senior notes and $1,225.0 million of borrowings under a credit facility. We distributed the cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, to The DIRECTV Group in the first quarter of 2003.

        Pegasus and NRTC Member Subscribers.    During the third quarter of 2004, we completed the Pegasus and NRTC transactions for a total purchase price of $1,373.4 million. The total net cash consideration we paid to Pegasus and the NRTC amounted to $960.2 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services and a May 2004 $63.0 million judgment in our favor. In addition, we are paying $198.3 million, plus interest, over seven years to those NRTC members that elected the long-term payment option. We funded the amount paid in cash by $875.0 million that we borrowed from our Parent and a $200.0 million capital contribution from our Parent during the third quarter of 2004. Revenues and operating profit before depreciation and amortization during the second half of 2004 were positively affected from the date we acquired these subscribers. Also resulting from the Pegasus transaction and the May 2004 judgment in our favor, we reversed $31.0 million of reserves and recorded $11.2 million in interest income in the Consolidated Statements of Operations during the third quarter of 2004. We are amortizing the subscriber related intangible asset of $951.3 million that resulted from the Pegasus transaction over the estimated average subscriber lives of five years and the subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, our future annual amortization expense would have increased by approximately $60 million.

        NRTC Contract Rights.    Effective June 1, 2004, we and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, we agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, we have the right to sell our services in all territories across the United States. We are amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the terminated DIRECTV service distribution agreement of seven years.

        Long-Term Purchase Agreement.    As part of The DIRECTV Group's sale of Hughes Network Systems, Inc.'s, or HNS', set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this agreement, we received approximately $200 million in cash from Thomson, which was deferred and is being recognized as set-top receivers purchased from Thomson under the contract are activated. In addition, we can earn additional rebates from Thomson based on aggregate sales of set-top receivers.

        See Note 9 and Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion of the above described transactions.

Accounting Change

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of this change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003, operating costs would have increased $89.3 million and net income would have decreased $55.8 million for the year ended December 31, 2003.

        The following table presents our results of operations for the years ended December 31, 2005, 2004 and 2003 on a pro forma basis, as if we had historically expensed, as incurred, subscriber acquisition, upgrade and retention costs:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions, Except Per Subscriber Amounts)
Total Operating Costs and Expenses	$11,414.1	$9,742.0	$7,326.1
Operating Profit	802.0	21.9	369.5
Net Income (Loss)	325.3	(108.9)	108.5
Other Data:
Operating Profit	$802.0	$21.9	$369.5
Depreciation and amortization expense	698.2	561.2	497.0

Operating Profit Before Depreciation and Amortization	$1,500.2	$583.1	$866.5

Average subscriber acquisition costs—per subscriber (SAC)	$642	$643	$604

Executive Overview and Outlook

        Lease Program.    On March 1, 2006, we introduced a set-top receiver lease program that will result in a significant change in reported operating costs and expenses in future periods. Currently, under our sales model, all subscriber acquisition, upgrade and retention costs (including the cost of set-top receivers) are expensed immediately upon subscriber activation. Under the lease program, we will retain ownership of most new set-top receivers provided to new and existing subscribers, and accordingly, will capitalize the cost of new leased set-top receivers as a fixed asset. Other subscriber acquisition costs will continue to be expensed immediately upon subscriber activation. Beginning in March 2006, we expect most of the set-top receivers provided to subscribers to be leased, which will result in a significant reduction to subscriber acquisition, upgrade and retention costs, partially offset by increasing depreciation expense as set-top receivers are depreciated over their average estimated useful lives. By retaining ownership of the set-top receivers, we will be able to recover and reuse the recovered set-top receivers for acquisition, upgrade and retention activities, which we expect will reduce our overall costs over time. Our revenues are not expected to change significantly due to the lease model, as the monthly mirroring fees currently charged to subscribers will generally be replaced with monthly lease fees; however, a portion of the upfront fees charged to subscribers will be deferred and recognized over the estimated subscriber life. The following discussion of expected results in 2006 is presented on a comparable basis to historical results, and accordingly does not reflect the anticipated changes in reported operating costs and expenses resulting from the lease program.

        Revenues.    Our revenue increases over the last three years have been driven by the growing subscriber base, including the 1.4 million NRTC and Pegasus subscribers acquired in the second and third quarters of 2004, and increasing ARPU. After accounting for churn, our net new subscriber additions were 1.2 million during 2005 and 1.8 million in 2004 (excluding the NRTC and Pegasus subscribers). Net new subscriber additions are expected to exceed 1.0 million in 2006. We expect churn to improve in 2006 as compared to average monthly subscriber churn of 1.70% for 2005. The improvement in churn is expected to result from our continuing efforts to limit the number of high risk subscribers added to our platform, an increase in the number subscribers with advanced products, such as HD and DVR set-top receivers, the development of unique and differentiated content, and initiatives to further improve customer service. ARPU increased 4.0% in 2005 and 4.7% in 2004. We expect the percentage increase in ARPU for 2006 to be slightly higher than the 2005 increase due mostly to our planned programming package price increases in March 2006, an increase in mirroring/lease fees from subscribers with multiple set-top receivers and higher sports programming revenues.

        Operating Costs and Expenses.    Operating costs and expenses as a percentage of revenues decreased from approximately 100% in 2004 to 93% in 2005 due to the stabilization of costs in key areas such as subscriber acquisition, upgrade and retention costs. We expect operating costs and expenses as a percentage of revenue to continue to improve in 2006 due to the expected higher revenues discussed above and stable subscriber acquisition costs, partially offset by higher programming costs, upgrade and retention costs and depreciation and amortization expense. Upgrade and retention costs are expected to increase due to increased demand for HD set-top receivers driven by our roll-out of additional local-into-local HD markets as well as upgrading our current HD subscribers to MPEG-4 capable set-top receivers and increased demand for DVRs. The anticipated increase in depreciation expense will result primarily from our three new satellites launched during 2005.

        Cash Flows.    In 2005, we generated $533.3 million of positive cash flow (defined as net cash provided by operating activities less net cash used in investing activities). We expect cash flow to be significantly lower in 2006 compared to 2005 due to: an increase in cash required for income taxes payable to our Parent under our tax sharing agreement resulting from an expected increase in pre-tax earnings; an increase in sports programming contract payments; and slightly higher capital expenditures for satellites and broadcast equipment to support our launch of new local and HD channels and to replace and backup existing satellites; partially offset by cash flow resulting from the expected improvement in operating costs as a percentage of revenues.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

        Subscribers.    The following table provides our key subscriber data:

	2005	2004	Change	% Change
Total number of subscribers (000's)	15,133	13,940	1,193	8.6%
Gross subscriber additions (000's)(1)	4,170	4,218	(48)	(1.1)%
Net subscriber additions (000's)	1,193	1,728	(535)	(31.0)%
Average monthly subscriber churn %	1.70%	1.59%	—	6.9%

(1)
Gross subscriber additions for 2004 exclude the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions.

        Our gross subscriber additions in 2005 of 4,170,000 were slightly lower than the 4,218,000 gross subscriber additions in 2004 primarily due to more stringent credit policies implemented during the second quarter of 2005. Average monthly churn during 2005 increased to 1.70% due to higher involuntary churn from higher risk subscribers acquired in 2004 and early 2005 and a more competitive marketplace. After accounting for this churn, we added 1,193,000 net new subscribers in 2005 compared to 1,728,000 in 2004.

        Revenues.    The following table provides our revenues and ARPU:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,216.1	$9,763.9	$2,452.2	25.1%
ARPU	69.61	66.95	2.66	4.0%

        Our revenues increased $2,452.2 million to $12,216.1 million resulting from higher ARPU on the larger subscriber base and the full year effect of the Pegasus and NRTC subscribers that we purchased in the second half of 2004. The 4.0% increase in ARPU to $69.61 resulted primarily from price increases on certain programming packages and higher mirroring fees from an increase in the average number of set-top receivers per subscriber. Excluding the dilutive effect from the consolidation of the former NRTC and Pegasus subscribers, primarily due to the lower ARPU received from these subscribers, ARPU would have increased approximately 6%.

        Total Operating Costs and Expenses.    The following table provides our operating costs and expenses:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Programming and other costs	$5,050.1	$4,010.5	$1,039.6	25.9%
Subscriber service expenses	935.4	740.2	195.2	26.4%
Subscriber acquisition costs:
Third party customer acquisitions	1,999.4	1,960.8	38.6	2.0%
Direct customer acquisitions	676.4	684.1	(7.7)	(1.1)%
Upgrade and retention costs	1,106.5	993.2	113.3	11.4%
Broadcast operations expenses	145.8	129.7	16.1	12.4%
General and administrative expenses	802.3	662.3	140.0	21.1%
Depreciation and amortization expense	698.2	561.2	137.0	24.4%

Total Operating Costs and Expenses	$11,414.1	$9,742.0	$1,672.1	17.2%

Average subscriber acquisition costs—per subscriber (SAC)(2)	$642	$643	$(1)	(0.2)%

(2)
Gross subscriber additions used in the calculation of SAC do not include subscribers added in the former NRTC and Pegasus territories prior to the NRTC and Pegasus transactions in 2004.

        Our total operating costs and expenses increased $1,672.1 million to $11,414.1 million resulting primarily from higher costs for programming, subscriber service expenses, general and administrative expenses, depreciation and amortization expense, and customer upgrade and retention initiatives. Operating costs and expenses as a percentage of revenues decreased from approximately 100% in 2004 to 93% in 2005 mostly due to the stabilization of costs in key areas such as subscriber acquisition, upgrade and retention.

        Our programming and other costs increased $1,039.6 million primarily as a result of the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased as a result of the larger subscriber base.

        Subscriber acquisition costs were stable in 2005 compared to 2004. However, SAC per subscriber was slightly lower due to a decrease in the cost of set-top receivers, mostly offset by an increase in the number of set-top receivers provided to new subscribers, including a greater number of higher cost HD and DVR products.

        Increased volume under our movers and HD upgrade programs drove most of the $113.3 million increase in upgrade and retention costs. Under these programs, we provide additional equipment, plus installation, to existing subscribers at significantly reduced prices.

        The $140.0 million increase in general and administrative expenses resulted primarily from higher bad debt expense resulting from the increase in the subscriber base and involuntary churn discussed above, and an increase in other expenses, such as labor, benefits and consulting, to support the larger business.

        The $137.0 million increase in depreciation and amortization expense resulted primarily from higher amortization expense of about $181 million resulting from the intangible assets recorded as part of the NRTC and Pegasus transactions, partially offset by lower depreciation expense resulting from assets becoming fully depreciated in 2005.

        Operating Profit.    The improvement in operating profit of $780.1 million was primarily due to higher margins from the increase in revenues combined with the stabilizing of costs in key areas such as subscriber acquisition, upgrade and retention.

        Other Expense.    The $66.7 million increase in other expense was primarily due to our second quarter of 2005 pre-tax charge of $64.9 million associated with our 2005 debt refinancing transactions.

        Cumulative Effect of Accounting Change, net of taxes.    The $311.5 million cumulative effect of accounting change, net of taxes, was due to the January 1, 2004 change in our accounting for subscriber acquisition, upgrade and retention costs.

        Income Tax (Expense) Benefit.    We recognized an income tax expense of $208.1 million in 2005 compared to an income tax benefit of $61.3 million in 2004. The change in income tax (expense) benefit is primarily attributable to the change in income (loss) before income taxes and cumulative effect of accounting change.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

        Subscribers.    The following table provides our key subscriber data:

	2004	2003	Change	% Change
Total number of subscribers (000's)	13,940	12,212	1,728	14.2%
Average monthly subscriber churn %	1.59%	1.55%	—	2.6%

        We had approximately 13.9 million subscribers at December 31, 2004, which included approximately 1.4 million subscribers in the former NRTC and Pegasus territories that we purchased in the second half of 2004. At December 31, 2003, we had approximately 12.2 million subscribers, which included 10.7 million owned and operated subscribers and 1.5 million subscribers in the former NRTC and Pegasus territories. In 2004, excluding the subscribers from the former NRTC and Pegasus territories, we added 4.0 million gross new owned and operated subscribers, an increase of 34% over the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions, and an improved and more diverse distribution network. After accounting for churn, we added 1.8 million net new owned and operated subscribers, or 1.7 million total subscribers including the former NRTC members and affiliates and Pegasus during 2004.

        Our average monthly subscriber churn increased to 1.59% for the year ended December 31, 2004 compared to average monthly subscriber churn of 1.55% for the year ended December 31, 2003 primarily due to a more competitive marketplace and higher involuntary churn mostly related to the substantial increase in gross subscriber acquisitions over the past year.

        Revenues.    The following table provides our revenues and ARPU:

			Change
	2004	2003	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$9,763.9	$7,695.6	$2,068.3	26.9%
ARPU	66.95	63.92	3.03	4.7%

        The $2,068.3 million increase in revenues to $9,763.9 million resulted from our new subscribers added in 2004, including those subscribers we added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.7% increase in ARPU to $66.95 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. Excluding the dilutive effect from the consolidation of the former

NRTC and Pegasus subscribers, primarily due to the lower ARPU received from these subscribers, ARPU would have increased approximately 6%.

        Total Operating Costs and Expenses.    The following table provides our operating costs and expenses:

			Change
	2004	2003	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below:
Programming and other costs	$4,010.5	$3,229.8	$780.7	24.2%
Subscriber service expenses	740.2	623.5	116.7	18.7%
Subscriber acquisition costs:
Third party customer acquisitions	1,960.8	1,388.4	572.4	41.2%
Direct customer acquisitions	684.1	395.1	289.0	73.1%
Upgrade and retention costs	993.2	404.4	588.8	145.6%
Broadcast operations expenses	129.7	133.4	(3.7)	(2.8)%
General and administrative expenses	662.3	565.2	97.1	17.2%
Depreciation and amortization expense	561.2	497.0	64.2	12.9%

Total Operating Costs and Expenses	$9,742.0	$7,236.8	$2,505.2	34.6%

Average subscriber acquisition costs—per subscriber (SAC)	$643	$593	$50	8.4%

        The $2,505.2 million increase in total operating costs and expenses to $9,742.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

        Our higher programming costs resulted mostly from the increased number of subscribers and annual program supplier rate increases.

        Higher gross subscriber additions during the year ended December 31, 2004 and the increase in SAC per subscriber primarily drove the $861.4 million increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.1 set-top receivers per new subscriber during 2003 to about 2.5 during 2004, an increase in the number of subscribers purchasing DVRs and the change in our method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers and lower marketing costs per subscriber due to the effect of our higher gross subscriber additions.

        Increased volume under our DVR, HD, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs drove most of the $588.8 million increase in upgrade and retention costs. Also contributing to the change was approximately $59.8 million of higher costs in 2004 compared to 2003 due to the change in our method of accounting for subscriber acquisition, upgrade and retention costs effective January 1, 2004.

        Our higher subscriber service expenses of $116.7 million resulted primarily from increased costs due to our larger subscriber base and higher costs associated with the opening of two new customer call centers in 2004. General and administrative expenses increased $97.1 million compared to the year ended December 31, 2003 due mostly to higher bad debt expense resulting from increased activity associated with a larger subscriber base, higher professional service fees and higher employee compensation costs related to stock options and restricted stock units. The increase of $64.2 million in depreciation and amortization expense resulted primarily from additional amortization expense in 2004 due to the intangible assets we recorded as part of the NRTC and Pegasus transactions, partially offset by a decrease of $56.4 million due to certain fixed assets being fully depreciated since 2003.

        Operating Profit.    The decrease in operating profit of $436.9 million was primarily due to higher subscriber acquisition costs and upgrade and retention costs, partially offset by an increase in gross margin on the higher revenues discussed above.

        Interest Expense, Net.    The $0.1 million increase in net interest expense was primarily due to the additional interest expense resulting from the NRTC transactions and higher interest expense on debt outstanding for twelve months of 2004 compared to ten months of 2003. These increases were partially offset by $11.2 million of interest income received as part of the May 2004 judgment against Pegasus and lower interest expense due to a decrease in long-term obligations for above-market programming contracts.

        Cumulative Effect of Accounting Change, net of taxes.    The $311.5 million cumulative effect of accounting change, net of taxes, was due to the January 1, 2004 change in our accounting for subscriber acquisition, upgrade and retention costs discussed above.

        Income Tax Benefit (Expense).    We recognized an income tax benefit of $61.3 million in 2004 compared to an income tax expense of $98.5 million in 2003 due to our pre-tax loss generated in 2004.

Liquidity and Capital Resources

        We generally fund our cash requirements from cash on-hand and cash generated by our operations. We also have up to $500.0 million of borrowing capacity under our revolving credit facility, which is available to us through 2011. In addition, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. In 2004, we received $1,075.0 million of cash from our Parent, which consisted of $200.0 million through a capital contribution and $875.0 million through additional borrowings, to fund the NRTC and Pegasus transactions. In the second quarter of 2005, we repaid the $875.0 million of borrowings from our Parent and received a $538.3 million capital contribution from our Parent to redeem a portion of our senior notes as part of our refinancing transactions discussed above in "Significant Events Affecting the Comparability of the Results of Operations."

        At December 31, 2005, we had cash and cash equivalents of $1,164.8 million compared to $34.5 million at December 31, 2004. The $1,130.3 million increase in cash and cash equivalents during 2005 resulted primarily from $1,283.2 million in cash provided by operations and net cash provided by the refinancing transactions discussed above, partially offset by $747.1 million of cash paid for satellites, property and equipment and $63.1 million of payments made associated with our obligations to the NRTC and its members.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.04 at December 31, 2005 and 0.65 at December 31, 2004. Working capital increased by $803.9 million to $97.4 million at December 31, 2005 from a deficit of $706.5 million at December 31, 2004. The change was primarily due to our increase in cash described above, partially offset by an increase in accounts payable resulting from payment timing differences, higher accrued programming costs and an increase in income taxes payable.

        In 2005, we generated $533.3 million of positive cash flow (defined as net cash provided by operating activities less net cash used in investing activities). We expect cash flow to be significantly lower in 2006 compared to 2005 due to: an increase in cash required for income taxes payable to our Parent under our tax sharing agreement resulting from an expected increase in pre-tax earnings; an increase in sports programming contract payments; and slightly higher capital expenditures for satellites and broadcast equipment to support our launch of new local and HD channels and to replace and backup existing satellites; partially offset by cash flow resulting from the expected improvement in operating costs as a percentage of revenues.

        We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments we discuss in "Contractual Obligations" below. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our debt.

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our Term Loans.

        Debt.    At December 31, 2005, we had $3,413.1 million in total outstanding borrowings, bearing a weighted average interest rate of approximately 6.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Our notes payable and credit facility mature as follows: $7.5 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility. We were not required to make a prepayment for the years ended December 31, 2005 and 2004. However, we made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003.

Contractual Obligations

        The following table sets forth our contractual obligations as of December 31, 2005, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-Term Debt Obligations (Note 9)(a)	$5,103.2	$235.7	$511.8	$831.7	$3,524.0
Purchase Obligations (Note 17)(b)	5,086.0	905.8	1,939.8	1,775.4	465.0
Operating Leases Obligations (Note 17)(c)	107.0	26.9	46.8	19.9	13.4
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Note 16)(d)	424.0	66.9	146.3	163.2	47.6

Total	$10,720.2	$1,235.3	$2,644.7	$2,790.2	$4,050.0

(a)
Our long-term debt obligations include interest calculated based on the rates in effect at December 31, 2005, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any.
(b)
Our purchase obligations consist of broadcast programming commitments, satellite construction contracts and service contract commitments. We base our broadcast programming commitments identified above on guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Our actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amount. Our satellite construction contracts typically exclude the cost to insure and launch satellites. Our service contract commitments include the minimum commitments for the purchase of services that we have outsourced to third parties, such as customer call center operations, billing services and telemetry, tracking and control services. In most cases, our actual payments, which are usually based on volume, typically exceed the minimum amounts.
(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.
(d)
Our other long-term liabilities consist of the amounts we owe to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions.

Contingencies

        For a discussion of "Contingencies," see Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

Certain Relationships and Related-Party Transactions

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

Use of Estimates in the Preparation of the Consolidated Financial Statements

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. The following represents what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as our agreement with the NFL, to expense based on the ratio of each period's contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually.

        Reserves for Doubtful Accounts.    Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore we could incur additional charges in the future to reflect differences between estimated and actual collections.

        Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any, requires a significant amount of management judgment and estimation. We develop our judgments and estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated results of operations and financial position.

        Valuation of Long-Lived Assets.    We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this transaction, as amended, we can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4.0 billion over the initial five-year contract term plus an additional one year optional extension period, or the Contract Term. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the initial contract period. We base our probability assessment for meeting the minimum purchase requirement on our current and future business projections, including our belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact our ability to earn the rebate. On a quarterly basis, we will continue to assess whether the rebate is probable over the Contract Term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the credit recognized to date as a charge to our Consolidated Statement of Operations at the time such determination is made. See Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion.

Accounting Changes

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. See "Significant Events Affecting the Comparability of the Results of Operations" above for further discussion.

        For additional information regarding "Accounting Changes" and "New Accounting Standards," see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

Security Ratings

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Ba range for Moody's Investor Services, or Moody's, and the BB range for Standard & Poor's Ratings Services, or S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        On April 4, 2005, in connection with our April 2005 refinancing transactions, Moody's assigned a Ba1 rating to our senior secured credit facility. In addition, it affirmed our Ba2 senior implied and Ba2 senior unsecured ratings. On June 8, 2005, Moody's assigned a Ba2 rating to our 6.375% senior notes discussed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. The ratings remain on stable outlook.

        On April 5, 2005, in connection with our April 2005 refinancing transactions, S&P assigned a BB rating to our senior secured credit facility and affirmed our BB corporate and BB- senior unsecured ratings. On June 8, 2005, S&P assigned a BB-rating to our 6.375% senior notes and affirmed our corporate, senior secured and unsecured ratings. All ratings remain on stable outlook.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

        The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from these assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as our projections of future events or losses.

        Interest Rate Risk.    We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $3,410.0 million at December 31, 2005, excluding the unamortized bond premium, which consisted of fixed rate borrowings of $1,910.0 million and variable rate borrowings of $1,500.0 million. As of December 31, 2005, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $15 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DIRECTV Holdings LLC
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in owner's equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 of the notes to the consolidated financial statements, effective January 1, 2004, DIRECTV Holdings LLC changed its method of accounting for subscriber acquisition, upgrade and retention costs.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP

Los Angeles, California

March 6, 2006

DIRECTV HOLDINGS LLC

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Revenues	$12,216.1	$9,763.9	$7,695.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	5,050.1	4,010.5	3,229.8
Subscriber service expenses	935.4	740.2	623.5
Subscriber acquisition costs:
Third party customer acquisitions	1,999.4	1,960.8	1,388.4
Direct customer acquisitions	676.4	684.1	395.1
Upgrade and retention costs	1,106.5	993.2	404.4
Broadcast operations expenses	145.8	129.7	133.4
General and administrative expenses	802.3	662.3	565.2
Depreciation and amortization expense	698.2	561.2	497.0

Total Operating Costs and Expenses	11,414.1	9,742.0	7,236.8

Operating Profit	802.0	21.9	458.8
Interest expense, net	(201.9)	(192.1)	(192.0)
Other expense	(66.7)	—	(4.0)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	533.4	(170.2)	262.8
Income tax (expense) benefit	(208.1)	61.3	(98.5)

Income (Loss) Before Cumulative Effect of Accounting Change	325.3	(108.9)	164.3
Cumulative effect of accounting change, net of taxes	—	(311.5)	—

Net Income (Loss)	$325.3	$(420.4)	$164.3

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,164.8	$34.5
Accounts receivable, net of allowances of $75.0 and $86.4	995.9	885.0
Inventories	281.4	122.0
Prepaid expenses and other	285.0	289.8

Total Current Assets	2,727.1	1,331.3
Satellites, net	1,907.9	1,597.4
Property and Equipment, net	848.3	686.1
Goodwill	3,031.7	3,031.7
Intangible Assets, net	1,875.0	2,224.9
Other Assets	135.0	122.8

Total Assets	$10,525.0	$8,994.2

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,362.9	$1,771.7
Unearned subscriber revenue and deferred credits	259.0	255.9
Current portion of long-term debt	7.8	10.2

Total Current Liabilities	2,629.7	2,037.8
Long-Term Debt	3,405.3	3,276.6
Other Liabilities and Deferred Credits	989.2	1,128.6
Deferred Income Taxes	204.4	172.3
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	4,050.9	3,458.7
Accumulated deficit	(754.5)	(1,079.8)

Total Owner's Equity	3,296.4	2,378.9

Total Liabilities and Owner's Equity	$10,525.0	$8,994.2

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY

	Capital Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Owner's Equity	Comprehensive Income (Loss)
	(Dollars in Millions)
Balance at January 1, 2003	$5,385.1	$(823.7)	$(2.9)	$4,558.5
Net Income		164.3		164.3	$164.3
Net capital distribution to Parent	(2,586.2)		2.9	(2,583.3)	2.9

Comprehensive income					$167.2

Balance at December 31, 2003	2,798.9	(659.4)	—	2,139.5
Net Loss		(420.4)		(420.4)	$(420.4)
Capital contribution from Parent	659.8			659.8

Comprehensive loss					$(420.4)

Balance at December 31, 2004	3,458.7	(1,079.8)	—	2,378.9
Net Income		325.3		325.3	$325.3
Capital contribution from Parent	592.2			592.2

Comprehensive income					$325.3

Balance at December 31, 2005	$4,050.9	$(754.5)	$—	$3,296.4

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Income (Loss)	$325.3	$(420.4)	$164.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquired assets
Cumulative effect of accounting change, net of taxes	—	311.5	—
Depreciation and amortization expense	698.2	561.2	497.0
Net loss on sale or disposal of property	—	15.8	3.7
Cost of employee benefits	27.1	28.0	20.0
Amortization of debt issuance costs	6.2	8.9	7.0
Write-off of debt issuance costs	19.0	—	—
Deferred income taxes and other	10.6	(21.6)	37.7
Accounts receivable credited against Pegasus purchase price	—	(220.2)	—
Change in other operating assets and liabilities
Accounts receivable, net	(130.9)	(115.7)	(173.0)
Inventories	(159.4)	(21.4)	(37.4)
Prepaid expenses and other	28.1	(125.2)	(21.8)
Other assets	(15.6)	(23.3)	(13.1)
Accounts payable and accrued liabilities	575.9	200.0	355.3
Unearned subscriber revenue and deferred credits	3.1	61.3	7.5
Other liabilities and deferred credits	(104.4)	185.6	(60.5)

Net Cash Provided by Operating Activities	1,283.2	424.5	786.7

Cash Flows from Investing Activities
Cash paid for property and equipment	(380.5)	(249.0)	(228.2)
Cash paid for satellites	(366.6)	(422.5)	(160.8)
Cash paid for acquired assets	(3.3)	(965.8)	—
Proceeds from sale of property	0.5	3.7	0.6

Net Cash Used in Investing Activities	(749.9)	(1,633.6)	(388.4)

Cash Flows from Financing Activities
Cash proceeds from financing transactions	3,003.3	—	2,625.0
Distribution to Parent	—	—	(2,558.5)
Net cash contribution from Parent	538.3	200.0	4.9
Repayment of debt	(2,001.8)	(213.2)	—
Repayment of borrowing from Parent	(875.0)	—	—
Borrowing from Parent	—	875.0	—
Repayment of other long-term obligations	(63.1)	(31.5)	—
Debt issuance costs	(4.7)	(2.4)	(68.8)

Net Cash Provided by Financing Activities	597.0	827.9	2.6

Net increase (decrease) in cash and cash equivalents	1,130.3	(381.2)	400.9
Cash and cash equivalents at beginning of the year	34.5	415.7	14.8

Cash and cash equivalents at end of the year	$1,164.8	$34.5	$415.7

Supplemental Cash Flow Information
Interest paid	$229.3	$201.8	$161.5
Income taxes paid	36.1	0.6	63.0

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV Holdings LLC is a wholly-owned subsidiary of The DIRECTV Group, Inc. and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings or DIRECTV and sometimes refer to The DIRECTV Group, Inc. as The DIRECTV Group or Parent.

        We introduced the DIRECTV® service in the United States in 1994. We currently broadcast our service from our fleet of satellites located at our 101 degrees west longitude, or WL, 103 WL, 110 WL and 119 WL orbital locations. We also broadcast from 72.5 WL under our arrangement with Telesat Canada, or Telesat. Additionally, we broadcast from 95 WL using transponders we lease. We transmit entertainment and information programs from our digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to our in-orbit satellites. Subscribers receive our programming using a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV System®. DIRECTV System equipment is manufactured by Thomson Inc. (RCA), Philips Electronics North America Corporation, Samsung Electronics America, Inc. and other name brand consumer electronics companies. We distribute DIRECTV System equipment to consumers through rural dealer networks, national retail and consumer electronics stores, satellite television dealers, regional Bell operating companies and other telephone service providers and our direct customer acquisition program. We have a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

Note 2: Summary of Significant Accounting Policies

  Principles of Consolidation

        We include the accounts of DIRECTV Holdings and our majority owned subsidiaries, after elimination of intercompany accounts and transactions, in the accompanying consolidated financial statements.

  Use of Estimates in the Preparation of the Consolidated Financial Statements

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

  Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenue and deferred credits" in the Consolidated Balance Sheets until earned.

  Programming and Other Costs

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period's revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Programming and other costs" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third party valuations. We also record the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Broadcasting Company, Inc. as a reduction of programming costs. We determined the provision based upon an independent third party appraisal and recorded the provision at its net present value, with interest expense recognized over the remaining term of the contract. We record the current and long-term portions of these deferred credits in the Consolidated Balance Sheets in "Accounts payable and accrued liabilities," "Unearned subscriber revenue and deferred credits" and "Other Liabilities and Deferred Credits" and amortize these deferred credits using the interest method over the related contract terms.

  Subscriber Acquisition Costs

        Subscriber acquisition costs, or SAC, in the Consolidated Statements of Operations consist of costs we incur to acquire new DIRECTV subscribers through third parties and our direct customer acquisition program.

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition costs to expense subscriber acquisition costs as incurred as subscribers activate the DIRECTV service. Previously, we deferred a portion of subscriber acquisition costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. See "Accounting Changes" below for further discussion of the change in accounting method.

        Third party customer acquisition costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any. Although paid in advance, the retailer or dealer earns substantially all commissions paid for third party customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel DIRECTV service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to third party customer acquisition costs.

        Direct customer acquisition costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses we incur for new DIRECTV subscribers added through our direct customer acquisition program.

  Upgrade and Retention Costs

        Upgrade and retention costs in the Consolidated Statements of Operations consist primarily of costs for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder), HD (high-definition), local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers.

        Effective January 1, 2004, we changed our method of accounting for upgrade and retention costs to expense the cost of installation and hardware under our loyalty programs. Previously, we deferred a portion of upgrade and retention costs equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. See "Accounting Changes" below for further discussion of the change in accounting method.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

  Inventories

        Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards. We state inventories at the lower of average cost or market.

  Property, Satellites and Depreciation

        We carry property and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

  Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 4 to 15 years.

  Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

  Investments

        We maintain investments in equity securities of unaffiliated companies. We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee.

  Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

  Stock-Based Compensation

        At times, The DIRECTV Group grants restricted stock units and common stock options to employees, including DIRECTV employees. For grants and modifications of awards on or after January 1, 2003, we recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its vesting period following Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," as amended. We accounted for stock options, restricted stock units and other stock-based awards granted prior to January 1, 2003 under the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Our compensation expense also includes the costs associated with former employees of News Corporation, the parent company of The DIRECTV Group's largest stockholder, who retained their News Corporation stock options and are now employed by us.

        The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and restricted stock units for the year ended December 31, 2003 (dollars in millions):

Net income, as reported	$164.3
Add: Stock compensation cost, net of taxes, included above	4.8
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(30.0)

Pro forma net income	$139.1

  Income Taxes

        We join in the filing of The DIRECTV Group's consolidated U.S. federal income tax return. Our tax sharing agreement with The DIRECTV Group was amended as of February 28, 2003 resulting from our first quarter of 2003 financing transactions. The agreement was amended to permit us to utilize tax losses incurred subsequent to February 27, 2003 to reduce our tax liability in future periods. Losses that we generate provide tax benefits to both us and The DIRECTV Group and are recognized by us in our financial statements as well as the financial statements of The DIRECTV Group.

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. However, tax losses incurred prior to February 28, 2003 that were not utilized to reduce our tax liability in the period in which such losses originated are not available to reduce our tax liability in future periods. We transferred the tax benefits attributable to such losses incurred prior to February 28, 2003 to The DIRECTV Group in non-cash transactions and we reported such transfer as a capital distribution to Parent in the Consolidated Statements of Changes in Owner's Equity.

  Advertising Expenses

        We expense advertising costs as incurred and include these expenses primarily in subscriber acquisition costs. Advertising expenses, net of payments received from programming content providers for marketing support, were $163.1 million in 2005, $123.7 million in 2004 and $121.4 million in 2003.

  Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

  Accounting Changes

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003, operating costs would have increased $89.3 million and net income would have decreased $55.8 million for the year ended December 31, 2003.

        The following table presents our results of operations for the years ended December 31, 2005, 2004 and 2003 on a pro forma basis, as if we had historically expensed, as incurred, subscriber acquisition, upgrade and retention costs:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Millions)
Total Operating Costs and Expenses	$11,414.1	$9,742.0	$7,326.1
Operating Profit	802.0	21.9	369.5
Net Income (Loss)	325.3	(108.9)	108.5

        Stock-Based Compensation.    As discussed above, beginning on January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123." Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the Consolidated Statements of

Operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

        Other.    In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not materially affect our consolidated results of operations or financial position.

New Accounting Standards

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe SFAS No. 154 will have a material effect on our consolidated results of operations or financial position on the date of adoption.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

Note 3: Accounts Receivable, Net

	2005	2004
	(Dollars in Millions)
Subscriber	$626.6	$589.8
Trade	444.3	381.6

Subtotal	1,070.9	971.4
Less allowance for doubtful accounts	(75.0)	(86.4)

Accounts receivable, net	$995.9	$885.0

Note 4: Prepaid Expenses and Other

	2005	2004
	(Dollars in Millions)
Deferred income taxes	$148.1	$124.8
Income taxes receivable from Parent	—	49.3
Other	136.9	115.7

Total	$285.0	$289.8

Note 5: Satellites, Net and Property and Equipment, Net

	Estimated Useful Lives (years)	2005	2004
		(Dollars in Millions)
Satellites	12-16	$1,645.3	$1,338.6
Satellites under construction	—	834.2	714.4

Total		2,479.5	2,053.0
Less accumulated depreciation		(571.6)	(455.6)

Satellites, net		$1,907.9	$1,597.4

Land and improvements	—	$18.1	$14.6
Buildings and leasehold improvements	4-30	165.5	146.1
Machinery and equipment	3-24	1,521.8	1,279.3
Subscriber leased set-top receivers	4-5	231.1	261.0
Construction in progress	—	278.8	167.5

Total		2,215.3	1,868.5
Less accumulated depreciation		(1,367.0)	(1,182.4)

Property and Equipment, net		$848.3	$686.1

        We capitalized interest costs of $30.5 million during 2005, $15.8 million during 2004 and $13.0 million during 2003, as part of the cost of our property and satellites under construction. Depreciation expense was $344.1 million in 2005, $392.1 million in 2004 and $420.8 million in 2003.

Note 6: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill, in millions, for the year ended December 31, 2004. There were no changes in the carrying amount of goodwill for the year ended December 31, 2005.

Balance as of January 1, 2004	$2,891.1
Additions	140.6

Balance as of December 31, 2004	$3,031.7

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2005, 2004, and 2003. Based on our annual impairment tests, no impairment existed.

        The following table sets forth the amounts recorded for intangible assets at December 31:

		2005			2004
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital license	4	172.5	57.5	115.0	172.5	15.7	156.8
Subscriber related	5-10	1,340.1	348.7	991.4	1,336.8	93.9	1,242.9
Dealer network	15	130.0	53.1	76.9	130.0	43.8	86.2
Distribution rights	7	334.1	74.8	259.3	334.1	27.5	306.6

Total Intangible Assets		$2,439.7	$564.7	$1,875.0	$2,436.4	$211.5	$2,224.9

        The following table represents the amounts recorded as amortization expense for intangible assets for the years ended December 31:

	2005	2004	2003
	(Dollars in Millions)
72.5 WL Orbital license	$41.8	$15.7
Subscriber related	254.8	115.8	$64.8
Dealer network	9.3	9.2	9.2
Distribution rights	47.3	27.5	—

Total Amortization Expense for Intangible Assets	$353.2	$168.2	$74.0

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $353.4 million in 2006, $353.4 million in 2007, $342.9 million in 2008, $248.1 million in 2009, $89.0 million in 2010 and $55.8 million thereafter.

Note 7: Investments

        Investments in companies accounted for under the equity method at December 31, 2005 amounted to $23.5 million. During the year ended December 31, 2005, we recorded $1.8 million of equity losses from unconsolidated affiliates in "Other expense" in the Consolidated Statements of Operations.

        During the first quarter of 2003, we distributed all of our marketable securities to The DIRECTV Group. We considered the distribution as a transfer of assets by entities under common control and recorded the transfer as a distribution to Parent in the consolidated statements of changes in owner's equity at our cost basis. These investments had an aggregate book value of $52.6 million at the date of transfer, which is net of a $2.9 million accumulated unrealized loss.

Note 8: Accounts Payable and Accrued Liabilities

	2005	2004
	(Dollars in Millions)
Programming costs	$807.6	$609.7
Accounts payable	670.8	528.3
Third party commissions	177.0	182.8
Income taxes payable to Parent	119.0	5.0
Current portion of provision for above-market programming contracts	86.1	76.7
Payroll and employee benefits	59.6	43.2
Other	442.8	326.0

Total	$2,362.9	$1,771.7

Note 9: Debt

	Interest Rates at December 31, 2005	2005	2004
		(Dollars in Millions)
8.375% senior notes	8.375%	$910.0	$1,400.0
6.375% senior notes	6.375%	1,000.0	—
Credit facility	5.813%	1,500.0	1,011.8
Other	—	3.1	—
Borrowing from Parent	—	—	875.0

Total debt		3,413.1	3,286.8
Less: current portion of long-term debt	5.813%	7.8	10.2

Total long-term debt		$3,405.3	$3,276.6

        During the second quarter of 2005, we refinanced a significant portion of our outstanding debt, as discussed in more detail below. As of December 31, 2005, our outstanding debt included the following notes payable and credit facility:

        Notes Payable.    Our $910.0 million in senior notes outstanding at December 31, 2005 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in senior notes outstanding at December 31, 2005 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually beginning December 15, 2005.

        The 8.375% senior notes and the 6.375% senior notes were issued by DIRECTV Holdings and DIRECTV Financing Co., Inc., or DIRECTV Financing (together with DIRECTV Holdings, the Co-Issuers) and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings' material domestic subsidiaries (other than DIRECTV Financing), which we refer to as the Guarantor Subsidiaries.

        The fair value of our 8.375% senior notes was approximately $982.3 million at December 31, 2005 with a carrying value of $910.0 million and $1,569.8 million at December 31, 2004 with a carrying value of $1,400.0 million. The fair value of our 6.375% senior notes was approximately $983.8 million at December 31, 2005 with a carrying value of $1,000.0 million. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At December 31, 2005, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $1,000.0 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 1.25% and 1.50%, respectively. In addition, we pay a commitment fee of 0.225% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

        Our notes payable and credit facility mature as follows: $7.5 million in 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2005 and 2004. However, we made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003. The amount of interest accrued related to our outstanding debt was $28.4 million at December 31, 2005 and $36.5 million at December 31, 2004. The unamortized bond premium included in total debt as of December 31, 2005 was $3.1 million.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At December 31, 2005, we were in compliance with all such covenants.

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with the senior secured credit facility described above. The senior secured credit facility was initially comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which were fully funded, and a $500.0 million undrawn six-year revolving credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility that had a then outstanding balance of $1,001.6 million, to repay our $875.0 million borrowing from Parent, and to pay related financing costs and accrued interest. Borrowings under the prior credit facility bore interest at a rate equal to LIBOR plus 1.75%.

        On May 19, 2005, we redeemed $490.0 million of our then outstanding $1,400.0 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538.3 million, which was funded by a capital contribution from our Parent.

        On June 15, 2005, the Co-Issuers issued $1,000.0 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500.0 million of the Term Loan B portion of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a 2005 pre-tax charge of $64.9 million ($40.1 million after tax) of which $41.0 million was associated with the premium that we paid for the redemption of our 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other expense" in the Consolidated Statements of Operations.

        Prior Debt Transactions.    During 2004, as part of the National Rural Telecommunications Cooperative, or NRTC, and Pegasus Satellite Television, Inc., or Pegasus, transactions discussed in Note 16, we borrowed $875.0 million from our Parent. As mentioned above, during 2005 we repaid the $875.0 million borrowing to our Parent in conjunction with our 2005 refinancing transactions.

        During 2003, we raised approximately $2,625.0 million of cash through the issuance of $1,400.0 million of 8.375% senior notes and $1,225.0 million of borrowings under a credit facility. We distributed the cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, to The DIRECTV Group in the first quarter of 2003.

Note 10: Other Liabilities and Deferred Credits

	2005	2004
	(Dollars in Millions)
NRTC transaction obligations	$359.1	$410.0
Programming costs and provision for above-market programming contracts	321.3	368.7
Deferred credits	268.8	314.8
Other	40.0	35.1

Total	$989.2	$1,128.6

Note 11: Income Taxes

        We base our income tax expense or benefit on our reported income or loss before income taxes. Our deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, which are available to us pursuant to our tax sharing agreement with The DIRECTV Group and as measured by applying currently enacted tax laws.

        As described in Note 2, all tax basis net operating losses we incurred prior to February 28, 2003, have been transferred to The DIRECTV Group.

        The income tax (expense) benefit consisted of the following:

	2005	2004	2003
	(Dollars in Millions)
Taxes currently (payable) receivable—U.S. federal and state	$(199.3)	$40.7	$(60.8)
Deferred tax liabilities, net—U.S. federal and state	(8.8)	20.6	(37.7)

Total income tax (expense) benefit	$(208.1)	$61.3	$(98.5)

        Our provision for income taxes varies from the provision computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2005	2004	2003
	(Dollars in Millions)
Expected income tax (expense) benefit at U.S. statutory rate of 35%	$(186.7)	$59.5	$(92.0)
U.S. state income tax (expense) benefit	(18.5)	4.4	(6.5)
Other expense	(2.9)	(2.6)	—

Total income tax (expense) benefit	$(208.1)	$61.3	$(98.5)

        Temporary differences and carry-forwards that gave rise to the deferred tax assets and liabilities were as follows:

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Depreciation and amortization		$419.3		$313.4
Accruals and advances	$103.6	32.4	$141.6	30.2
Programming contract liabilities	306.4	—	143.5	—
Prepaid expenses	—	28.4	—	35.8
Net operating loss and tax credit carryforwards	—	—	46.8	—
Other temporary differences	20.8	7.0	3.8	3.8

Total deferred taxes	$430.8	$487.1	$335.7	$383.2

        We included current deferred tax assets of $148.1 million at December 31, 2005 and $124.8 million at December 31, 2004 in "Prepaid expenses and other" in the Consolidated Balance Sheets.

        We recorded total taxes receivable from The DIRECTV Group in "Prepaid expenses and other" of $49.3 million at December 31, 2004. In addition, we recorded $119.0 million at December 31, 2005 and $5.0 million at December 31, 2004 of taxes payable to The DIRECTV Group in "Accounts payable and accrued liabilities."

Note 12: Pension and Other Post-Retirement Benefits

        Many of our employees participate in our funded and unfunded contributory and non-contributory defined benefit pension plans maintained by The DIRECTV Group. The plans provide defined benefits based on years of service and final average salary or based on eligible compensation while employed by us. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our Consolidated Balance Sheets. In addition to pension benefits, The DIRECTV Group charges us for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying Consolidated Balance Sheets. We also participate in other health and welfare plans of The DIRECTV Group. Our portion of the cost of these benefit plans, allocated from The DIRECTV Group, amounted to $11.6 million in 2005, $11.1 million in 2004, and $14.3 million in 2003. In 2003, we recorded the amount as a non-cash transaction in "Net capital contribution from Parent" in the Consolidated Statements of Changes in Owner's Equity and charged it to "General and administrative expenses" in the Consolidated Statements of Operations.

Note 13: Owner's Equity

        The following represents changes in the components of other comprehensive income (loss), net of taxes:

	2003
	Pre-tax Amount	Tax Expense	Net Amount
	(Dollars in Millions)
Distribution of investments to Parent	$4.7	$(1.8)	$2.9

Note 14: Incentive Plans

        We participate in The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan. Under the 2004 Plan, as approved by The DIRECTV Group stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock on a cumulative basis were authorized for grant through March 16, 2014, subject to The DIRECTV Group's Compensation Committee approval.

        In connection with the News Corporation transactions, on December 22, 2003, vesting accelerated for 4.3 million options that our employees held and were issued under the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, because the News Corporation transactions represented a qualifying change-in-control.

        The exercise price of options granted to our employees is equal to at least 100% of the fair market value of the common stock on the date the options are granted. The options granted to our employees were fully vested as of December 31, 2005 and have a weighted average remaining contractual life of 5.3 years.

        At December 31, 2005, there were 19.7 million options exercisable at prices ranging from $10.39 to $41.06 with a weighted average exercise price of $26.64. At December 31, 2004, there were 20.3 million options exercisable with a weighted average exercise price of $26.54. At December 31, 2003, there were 19.6 million options exercisable at weighted average exercise price of $26.63.

        Changes in the status of The DIRECTV Group outstanding common stock options granted to our employees were as follows:

	Shares Under Option	Weighted-Average Exercise Price
Outstanding at January 1, 2003	21,104,899	$25.93
Granted	—	—
Exercised	(613,265)	10.23
Terminations and transfers, net	183,450	17.40

Outstanding at December 31, 2003	20,675,084	26.32

Granted	—	—
Exercised	(277,857)	11.61
Terminations and transfers, net	(92,741)	22.04

Outstanding at December 31, 2004	20,304,486	26.54

Granted	—	—
Exercised	(148,450)	9.21
Terminations and transfers, net	(450,928)	27.78

Outstanding at December 31, 2005	19,705,108	26.64

        The DIRECTV Group's Compensation Committee has also granted restricted stock units that vest over two to four years under the 2004 Plan and the HEC Plan. During the year ended December 31, 2005, 2.4 million restricted stock units were granted to our employees with a weighted average grant-date fair value of approximately $16.64. During the year ended December 31, 2004, 2.7 million restricted stock units were granted to our employees with a weighted average grant-date fair value of approximately $17.46. During the year ended December 31, 2003, 2.1 million restricted stock units were granted to our employees with a weighted average grant-date fair value of approximately $10.50.

        As a result of the above discussed stock options and restricted stock units, we recorded $27.1 million of stock compensation expense in 2005, $28.0 million of stock compensation expense in 2004 and $5.7 million of stock compensation expense in 2003.

Note 15: Related-Party Transactions

        The DIRECTV Group and affiliates.    We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations.

        We receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulleting No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity; Cheap Stock."

        During 2004, as part of the NRTC and Pegasus transactions discussed in Note 16, we borrowed $875.0 million from The DIRECTV Group and received a capital contribution of $200.0 million from The DIRECTV Group. Interest expense incurred related to the borrowing from The DIRECTV Group was $6.5 million in 2005 and $5.9 million in 2004. During 2005, we repaid the $875.0 million borrowing and received a $538.3 million capital contribution from The DIRECTV Group in conjunction with our debt refinancing. See Note 9 for further discussion of the debt refinancing.

        Also during 2004, The DIRECTV Group contributed certain assets to us that included two satellites, SPACEWAY 1 and SPACEWAY 2, and the related ground segment equipment, and goodwill that resulted from the 1997 repurchase of our stock from a third party. We recorded these transactions in 2004 as a capital contribution from Parent in the amount of $431.8 million. During 2005, The DIRECTV Group contributed to us certain SPACEWAY satellite assets at its cost in the amount of $26.8 million, which we also recorded as a capital contribution.

        Through February 28, 2003, we participated in the centralized cash management system of The DIRECTV Group, wherein we transferred our cash receipts to and we funded our cash disbursements from The DIRECTV Group on a daily basis. We recorded the net cash activity associated with The DIRECTV Group, which included the activity associated with the cash management system and The DIRECTV Group's funding of our payroll, as a net capital contribution from Parent in the amount of $4.9 million for the year ended December 31, 2003.

        During the first quarter of 2003, we raised approximately $2,625.0 million of cash through the issuance of notes and bank borrowings. We distributed the cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, to The DIRECTV Group in the first quarter of 2003 and recorded the distribution as a net capital distribution to Parent in the Consolidated Statements of Changes in Owner's Equity. Upon completion of the financing transactions, we ceased participating in The DIRECTV Group's centralized cash management system.

        In February 2003, we entered into an intellectual property license agreement with The DIRECTV Group. Under the license agreement, The DIRECTV Group granted us a royalty-free license to use certain intellectual property owned by or licensed to The DIRECTV Group for our business.

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

        Prior to The DIRECTV Group's sale of Hughes Network System, Inc.'s, or HNS', set-top receiver manufacturing operations to Thomson Inc. on June 22, 2004, we purchased DIRECTV System equipment from and provided system access cards to HNS. We recorded the cost of purchases of DIRECTV System equipment from HNS in inventory and recognized the cost of the equipment in "Subscriber acquisition costs" or "Upgrade and retention costs" in accordance with our accounting policies discussed in Note 2. We recorded DIRECTV System access cards provided to HNS as "Revenues" in the Consolidated Statements of Operations.

        News Corporation and affiliates.    Beginning December 23, 2003, with the completion of the News Corporation transactions, we consider News Corporation and its affiliated companies as related parties. As of December 31, 2005, News Corporation owned approximately 34% of the outstanding common stock of The DIRECTV Group. As of December 31, 2005, we had the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; purchase of employee services and sale of advertising space. The amount of products and services purchased from News Corporation and its affiliates for the period December 23, 2003 to December 31, 2003 was not material.

        The following table summarizes related-party transactions:

	2005	2004	2003
	(Dollars in Millions)
Sales:
The DIRECTV Group and affiliates	$4.8	$25.8	$43.2
News Corporation and affiliates	17.9	10.1	—

Total	$22.7	$35.9	$43.2

Purchases:
The DIRECTV Group and affiliates	$14.8	$187.8	$299.5
News Corporation and affiliates	652.2	447.8	—

Total	$667.0	$635.6	$299.5

        The following table sets forth the amount of accounts receivable from and accounts payable to related-parties as well as the amount borrowed from Parent:

	2005	2004
	(Dollars in Millions)
Accounts receivable	$9.5	$13.7

Accounts payable:
The DIRECTV Group and affiliates	$40.4	$23.9
News Corporation and affiliates	150.0	104.5

Total	$190.4	$128.4

Borrowing from Parent	$—	$875.0

Note 16: Acquisitions and Other Transactions

  NRTC Contract Rights and Member Subscribers

        Effective June 1, 2004, we and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, we agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, we have the right to sell our services in all territories across the United States. We recorded the present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $334.1 million, in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits," with a corresponding amount recorded as distribution rights in "Intangible Assets, net" in the Consolidated Balance Sheets. We are amortizing the distribution rights intangible asset to expense over seven years, which represented the remaining life of the terminated DIRECTV service distribution agreement.

        In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to us. We paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" for those members electing the long-term payment option of seven years plus interest. As a result, we recorded a subscriber related intangible asset in "Intangible Assets, net" in the Consolidated Balance Sheets amounting to $385.5 million, which we are amortizing over the estimated subscriber lives of approximately six years.

        As of December 31, 2005, we owe the NRTC and its members who elected the long-term payment option $424.0 million, which is payable approximately as follows: $66.9 million in 2006, $71.0 million in 2007, $75.3 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets.

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

  72.5 WL Orbital License

        As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow us the use of its 72.5 WL orbital location through 2008. As additional consideration for our use of 72.5 WL, we also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission in the third quarter of 2004, we transferred DIRECTV 3 to Telesat and relocated one of our satellites to 72.5 WL to provide additional local channels and other programming in the United States. We recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, we recorded a $172.5 million 72.5 WL orbital license intangible asset, which is equal to the $81.4 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. We are amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

  Long-Term Purchase Agreement

        As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this Agreement, as amended, we received approximately $200 million in cash from Thomson and can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4.0 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. Also as part of the Agreement, as amended, we can earn, on a pro rata basis, an additional $63.0 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers are in excess of $4.0 billion and up to $5.7 billion during the Contract Term. The approximately $200 million in cash received from Thomson was recorded as "Unearned subscriber revenue and deferred credits" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets and is recorded as an offset to "Subscriber acquisition costs" and "Upgrade and retention costs" in the Consolidated Statements of Operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the initial contract period. We record a proportionate amount of the $57.0 million rebate as a credit to "Subscriber acquisition costs" and "Upgrade and retention costs" in the Consolidated Statements of Operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts receivable, net" in the Consolidated Balance Sheets. As a result, we recognized $46.3 million of the deferral and the initial rebate in 2005 in the Consolidated Statements of Operations. We recognized $21.4 million of the deferral and rebate in 2004.

        We included the approximately $200 million in cash we received from Thomson in cash flows from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2004.

Note 17: Commitments and Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 16, as well as a Global Settlement Agreement pursuant to which all pending litigation between us, The DIRECTV Group, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in our favor for approximately $63 million in a case arising out of Pegasus' breach of the parties' Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against us, The DIRECTV Group and the NRTC. As part of the purchase price we paid in the transactions with Pegasus, we received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation described above between us and Pegasus has been dismissed with prejudice.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At December 31, 2005, the net book value of uninsured satellites amounted to $646.2 million.

  Commitments

        At December 31, 2005, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $107.0 million, payable as follows: $26.9 million in 2006, $24.1 million in 2007, $22.7 million in 2008, $9.9 million in 2009, $10.0 million in 2010 and $13.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Our rental expense under operating leases was $45.5 million for the year ended December 31, 2005, $44.2 million for the year ended December 31, 2004 and $33.3 million for the year ended December 31, 2003.

        At December 31, 2005, we anticipate minimum payments under agreements to purchase broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and TT&C, and the cost of planned satellite construction and launch contracts to be approximately $905.8 million in 2006, $996.5 million in 2007, $943.3 million in 2008, $888.9 million in 2009, $886.5 million in 2010 and $465.0 million thereafter.

Note 18: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidating balance sheets as of December 31, 2005 and 2004 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$688.9	$12,216.1	$(688.9)	$12,216.1
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	579.1	5,159.2	(688.2)	5,050.1
Subscriber service expenses	—	935.4	—	935.4
Subscriber acquisition costs:
Third party customer acquisitions	—	1,999.4	—	1,999.4
Direct customer acquisitions	—	676.4	—	676.4
Upgrade and retention costs	—	1,106.5	—	1,106.5
Broadcast operations expenses	—	145.8	—	145.8
General and administrative expenses	0.8	802.2	(0.7)	802.3
Depreciation and amortization expense	—	698.2	—	698.2

Total Operating Costs and Expenses	579.9	11,523.1	(688.9)	11,414.1

Operating Profit	109.0	693.0	—	802.0
Equity in pre-tax income of consolidated subsidiaries	639.5	—	(639.5)	—
Interest expense, net	(150.2)	(51.7)	—	(201.9)
Other expense	(64.9)	(1.8)	—	(66.7)

Income Before Income Taxes	533.4	639.5	(639.5)	533.4
Income tax expense	(208.1)	(249.5)	249.5	(208.1)

Net Income	$325.3	$390.0	$(390.0)	$325.3

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$926.2	$9,763.9	$(926.2)	$9,763.9
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	627.5	4,308.6	(925.6)	4,010.5
Subscriber service expenses	—	740.2	—	740.2
Subscriber acquisition costs:
Third party customer acquisitions	—	1,960.8	—	1,960.8
Direct customer acquisitions	—	684.1	—	684.1
Upgrade and retention costs	—	993.2	—	993.2
Broadcast operations expenses	—	129.7	—	129.7
General and administrative expenses	1.0	661.9	(0.6)	662.3
Depreciation and amortization expense	—	561.2	—	561.2

Total Operating Costs and Expenses	628.5	10,039.7	(926.2)	9,742.0

Operating Profit (Loss)	297.7	(275.8)	—	21.9
Equity in pre-tax loss of consolidated subsidiaries	(789.7)	—	789.7	—
Interest expense, net	(182.2)	(9.9)	—	(192.1)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(674.2)	(285.7)	789.7	(170.2)
Income tax benefit	253.8	102.9	(295.4)	61.3

Loss Before Cumulative Effect of Accounting Change	(420.4)	(182.8)	494.3	(108.9)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(420.4)	$(494.3)	$494.3	$(420.4)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$851.3	$7,696.2	$(851.9)	$7,695.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	534.4	3,546.7	(851.3)	3,229.8
Subscriber service expenses	—	623.5	—	623.5
Subscriber acquisition costs:
Third party customer acquisitions	—	1,388.4	—	1,388.4
Direct customer acquisitions	—	395.1	—	395.1
Upgrade and retention costs	—	404.4	—	404.4
Broadcast operations expenses	—	133.4	—	133.4
General and administrative expenses	0.9	564.9	(0.6)	565.2
Depreciation and amortization expense	—	497.0	—	497.0

Total Operating Costs and Expenses	535.3	7,553.4	(851.9)	7,236.8

Operating Profit	316.0	142.8	—	458.8
Equity in pre-tax income of consolidated subsidiaries	132.8	—	(132.8)	—
Interest expense, net	(186.0)	(6.0)	—	(192.0)
Other expense	—	(4.0)	—	(4.0)

Income Before Income Taxes	262.8	132.8	(132.8)	262.8
Income tax expense	(98.5)	(49.8)	49.8	(98.5)

Net Income	$164.3	$83.0	$(83.0)	$164.3

Condensed Consolidating Balance Sheet
As of December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total Current Assets	$1,206.8	$1,528.0	$(7.7)	$2,727.1
Satellites, net	—	1,907.9	—	1,907.9
Property and Equipment, net	—	848.3	—	848.3
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,875.0	—	1,875.0
Other Assets	3,748.9	100.2	(3,714.1)	135.0

Total Assets	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$81.6	$2,555.8	$(7.7)	$2,629.7
Long-Term Debt	3,405.3	—	—	3,405.3
Other Liabilities and Deferred Credits	—	1,324.6	(131.0)	1,193.6
Owner's Equity
Capital stock and additional paid-in capital	4,050.9	4,875.0	(4,875.0)	4,050.9
Accumulated deficit	(754.5)	(1,291.9)	1,291.9	(754.5)

Total Owner's Equity	3,296.4	3,583.1	(3,583.1)	3,296.4

Total Liabilities and Owner's Equity	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

Condensed Consolidating Balance Sheet
As of December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total Current Assets	$46.6	$1,292.4	$(7.7)	$1,331.3
Satellites, net	—	1,597.4	—	1,597.4
Property and Equipment, net	—	686.1	—	686.1
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	2,224.9	—	2,224.9
Other Assets	4,062.9	67.4	(4,007.5)	122.8

Total Assets	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$195.5	$1,850.0	$(7.7)	$2,037.8
Long-Term Debt	3,276.6	—	—	3,276.6
Other Liabilities and Deferred Credits	86.1	2,179.7	(964.9)	1,300.9
Owner's Equity
Capital stock and additional paid-in capital	3,458.7	4,724.8	(4,724.8)	3,458.7
Accumulated deficit	(1,079.8)	(1,682.2)	1,682.2	(1,079.8)

Total Owner's Equity	2,378.9	3,042.6	(3,042.6)	2,378.9

Total Liabilities and Owner's Equity	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(384.3)	$1,667.5	$1,283.2

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(380.5)	(380.5)
Cash paid for satellites	—	(366.6)	(366.6)
Cash paid for acquired assets	—	(3.3)	(3.3)
Proceeds from sale of property	—	0.5	0.5

Net Cash Used in Investing Activities	—	(749.9)	(749.9)

Cash Flows from Financing Activities
Cash proceeds from financing transactions	3,003.3	—	3,003.3
Cash contribution from Parent	538.3	—	538.3
Repayment of debt	(2,001.8)	—	(2,001.8)
Repayment of borrowing from Parent	(875.0)	—	(875.0)
Borrowings from (loans to) related parties	875.0	(875.0)	—
Repayment of other long-term obligations	—	(63.1)	(63.1)
Debt issuance costs	(4.7)	—	(4.7)

Net Cash Provided by (Used in) Financing Activities	1,535.1	(938.1)	597.0

Net increase (decrease) in cash and cash equivalents	1,150.8	(20.5)	1,130.3
Cash and cash equivalents at beginning of the year	14.0	20.5	34.5

Cash and cash equivalents at the end of the year	$1,164.8	$—	$1,164.8

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(381.7)	$806.2	$424.5

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(249.0)	(249.0)
Cash paid for satellites	—	(422.5)	(422.5)
Cash paid for acquired assets	—	(965.8)	(965.8)
Proceeds from sale of property	—	3.7	3.7

Net Cash Used in Investing Activities	—	(1,633.6)	(1,633.6)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	(213.2)
Cash contribution from Parent	200.0	—	200.0
Borrowing from Parent	875.0	—	875.0
Borrowings from (loans to) related parties	(875.0)	875.0	—
Repayment of other long-term obligations	—	(31.5)	(31.5)
Debt issuance costs	(2.4)	—	(2.4)

Net Cash Provided by (Used in) Financing Activities	(15.6)	843.5	827.9

Net increase (decrease) in cash and cash equivalents	(397.3)	16.1	(381.2)
Cash and cash equivalents at beginning of the year	411.3	4.4	415.7

Cash and cash equivalents at the end of the year	$14.0	$20.5	$34.5

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$61.0	$725.7	$786.7

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(228.2)	(228.2)
Cash paid for satellites	—	(160.8)	(160.8)
Proceeds from sale of property	—	0.6	0.6

Net Cash Used in Investing Activities	—	(388.4)	(388.4)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	352.6	(347.7)	4.9
Cash proceeds from financing transactions	2,625.0	—	2,625.0
Distribution to Parent	(2,558.5)	—	(2,558.5)
Debt issuance costs	(68.8)	—	(68.8)

Net Cash Provided by (Used in) Financing Activities	350.3	(347.7)	2.6

Net increase (decrease) in cash and cash equivalents	411.3	(10.4)	400.9
Cash and cash equivalents at beginning of the year	—	14.8	14.8

Cash and cash equivalents at the end of the year	$411.3	$4.4	$415.7

DIRECTV HOLDINGS LLC

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions)
2005 Quarters
Revenues	$2,800.8	$2,960.5	$3,048.4	$3,406.4
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown below
Programming and other costs	1,149.6	1,137.7	1,240.7	1,522.1
Subscriber service expenses	220.5	219.2	240.4	255.3
Subscriber acquisition costs:
Third party customer acquisitions	587.9	467.9	511.7	431.9
Direct customer acquisitions	157.7	154.3	179.7	184.7
Upgrade and retention costs	252.2	223.2	291.3	339.8
Broadcast operations expenses	35.4	35.3	39.4	35.7
General and administrative expenses	181.9	218.3	207.4	194.7
Depreciation and amortization expense	177.2	171.4	167.2	182.4

Total Operating Costs and Expenses	2,762.4	2,627.3	2,877.8	3,146.6

Operating Profit	38.4	333.2	170.6	259.8
Interest expense, net	(56.0)	(54.2)	(52.4)	(39.3)
Other expense	(0.4)	(65.2)	(0.8)	(0.3)

Income (Loss) Before Income Taxes	(18.0)	213.8	117.4	220.2
Income tax (expense) benefit	6.9	(82.0)	(45.1)	(87.9)

Net Income (Loss)	$(11.1)	$131.8	$72.3	$132.3

2004 Quarters
Revenues	$2,080.8	$2,216.9	$2,506.5	$2,959.7
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown below
Programming and other costs	848.1	856.5	985.6	1,320.3
Subscriber service expenses	146.0	166.0	208.0	220.2
Subscriber acquisition costs:
Third party customer acquisitions	436.5	445.4	529.5	549.4
Direct customer acquisitions	151.3	162.1	182.1	188.6
Upgrade and retention costs	174.2	226.8	260.2	332.0
Broadcast operations expenses	30.0	35.2	33.2	31.3
General and administrative expenses	149.5	149.9	162.9	200.0
Depreciation and amortization expense	123.8	111.7	142.5	183.2

Total Operating Costs and Expenses	2,059.4	2,153.6	2,504.0	3,025.0

Operating Profit (Loss)	21.4	63.3	2.5	(65.3)
Interest expense, net	(47.4)	(46.0)	(43.1)	(55.6)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(26.0)	17.3	(40.6)	(120.9)
Income tax (expense) benefit	10.0	(6.6)	14.5	43.4

Income (Loss) Before Cumulative Effect of Accounting Change	(16.0)	10.7	(26.1)	(77.5)
Cumulative effect of accounting change, net of taxes	(311.5)	—	—	—

Net Income (Loss)	$(327.5)	$10.7	$(26.1)	$(77.5)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and our financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.

        There has been no change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted.

ITEM 11.    EXECUTIVE COMPENSATION

        Omitted.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Omitted

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees Deloitte & Touche LLP billed for professional services in 2005 and 2004 were:

Type of Fees	2005	2004
	(Dollars in Millions)
Audit Fees	$0.5	$0.5
Audit-Related Services	0.1	0.8

Total	$0.6	$1.3

        "Audit Fees" are fees Deloitte & Touche LLP bills us for professional services for the audit of our consolidated financial statements included in Form 10-K and review of our consolidated financial statements included in Form 10-Qs. Deloitte & Touche LLP bills us for "Audit-Related Services," which are principally for accounting consultations and assurance and related services associated with our financing transactions. The DIRECTV Group engages our accountant on our behalf to render audit and non-audit services for us.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003	73
3.	Exhibits (Including Those Incorporated By Reference)
Exhibit Number	Exhibit Name
3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (the "Form S-4")).
3.2	Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003 (incorporated by reference to Exhibit 3.2 to the Form S-4).
3.3	Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.9 to the Form S-4).
3.4	Bylaws of DIRECTV Financing Co., Inc. (incorporated by reference to Exhibit 3.10 to the Form S-4).
4.1
Indenture dated as of February 28, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation ("HEC") for the quarter ended March 31, 2003).
4.2
Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 10-K of DIRECTV Holdings LLC filed February 28, 2005).
4.3	Form of 8 3/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of HEC for the quarter ended March 31, 2003).
4.4
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the DIRECTV Holdings LLC, filed on June 20, 2005 (the "June 20, 2005 Form 8-K").
4.5	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 Form 8-K).
10.1	Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4).

10.2	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).
10.3
Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC filed on June 2, 2004).
10.4	Member Offer Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC filed on June 3, 2004).
10.5
Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a "Seller" on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004 (the "August 3, 2004 8-K")).
10.6
Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a "Seller" on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 to the August 3, 2004 8-K).
10.7
Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors' committee in Pegasus' Chapter 11 proceedings and certain other parties (incorporated by reference to Exhibit 10.3 to the August 3, 2004 8-K).
10.8
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed on April 13, 2005 (the "April 13, 2005 8-K")).
10.9
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the April 13, 2005 8-K).
10.10
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the April 13, 2005 8-K).
31.1*	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2*	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.

31.3*	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4*	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Filed herewith.

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

DIRECTV HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2005
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(86.4)	$(233.9)	$(100.8	)a	$346.1	b	$(75.0)

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(51.1)	$(188.6)	$(77.9	)a	$231.2	b	$(86.4)

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(54.3)	$(129.8)	$(68.0	)a	$201.0	b	$(51.1)

a.
Primarily reflects the recovery of accounts previously written-off.
b.
Primarily relates to accounts written-off.

        Reference should be made to the Notes to the Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: March 10, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President, Chief Financial Officer and Director	}Principal Financial Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Senior Vice President and Treasurer	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel, Secretary and Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: March 10, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March 2006 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Senior Vice President and Treasurer	}Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1*	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2*	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3*	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4*	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Filed herewith.

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

QuickLinks

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DIRECTV HOLDINGS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2005
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2004
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2003
Condensed Consolidating Balance Sheet As of December 31, 2005
Condensed Consolidating Balance Sheet As of December 31, 2004
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2005
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2004
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2003
DIRECTV HOLDINGS LLC SUPPLEMENTARY DATA
PART III
PART IV
DIRECTV HOLDINGS LLC SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
SIGNATURES
EXHIBIT INDEX