Form 10-Q
period 2006-03-31
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2006-05-08
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

        The registrant has met the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
Revenues	$3,193.5	$2,800.8
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,331.5	1,149.6
Subscriber service expenses	236.7	220.5
Broadcast operations expenses	42.0	35.4
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	567.6	745.6
Upgrade and retention costs	293.1	252.2
General and administrative expenses	178.0	181.9
Depreciation and amortization expense	182.2	177.2

Total Operating Costs and Expenses	2,831.1	2,762.4

Operating Profit	362.4	38.4
Interest income	14.4	0.8
Interest expense	(55.9)	(56.8)
Other expense	(0.6)	(0.4)

Income (Loss) Before Income Taxes	320.3	(18.0)
Income tax (expense) benefit	(122.4)	6.9

Net Income (Loss)	$197.9	$(11.1)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,196.5	$1,164.8
Accounts receivable, net of allowances of $59.1 and $75.0	830.9	995.9
Inventories, net	307.4	281.4
Prepaid expenses and other	299.8	285.0

Total Current Assets	2,634.6	2,727.1
Satellites, net	1,892.7	1,907.9
Property, net	968.0	848.3
Goodwill	3,031.7	3,031.7
Intangible Assets, net	1,808.8	1,875.0
Other Assets	137.4	135.0

Total Assets	$10,473.2	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,092.8	$2,362.9
Unearned subscriber revenue and deferred credits	261.1	259.0
Current portion of long-term debt	10.3	7.8

Total Current Liabilities	2,364.2	2,629.7
Long-Term Debt	3,402.7	3,405.3
Other Liabilities and Deferred Credits	967.5	989.2
Deferred Income Taxes	233.8	204.4
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	4,061.6	4,050.9
Accumulated deficit	(556.6)	(754.5)

Total Owner's Equity	3,505.0	3,296.4

Total Liabilities and Owner's Equity	$10,473.2	$10,525.0

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
Cash Flows from Operating Activities
Net Income (Loss)	$197.9	$(11.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	182.2	177.2
Share-based compensation expense	9.7	4.6
Amortization of debt issuance costs	1.2	2.3
Deferred income taxes and other	39.4	(6.6)
Change in other operating assets and liabilities
Accounts receivable, net	165.8	45.2
Inventories	(26.0)	(143.7)
Prepaid expenses and other	(24.2)	24.6
Other assets	(4.5)	3.0
Accounts payable and accrued liabilities	(249.8)	103.6
Unearned subscriber revenue and deferred credits	2.1	(26.1)
Other liabilities and deferred credits	(4.5)	(2.5)

Net Cash Provided by Operating Activities	289.3	170.5

Cash Flows from Investing Activities
Cash paid for property and equipment	(97.8)	(45.8)
Cash paid for satellites	(56.6)	(100.4)
Cash paid for subscriber leased equipment- subscriber acquisitions	(46.4)	—
Cash paid for subscriber leased equipment- upgrade and retention	(40.4)	—
Other	(1.8)	—

Net Cash Used in Investing Activities	(243.0)	(146.2)

Cash Flows from Financing Activities
Repayment of other long-term obligations	(16.3)	(16.3)
Repayment of debt	—	(10.2)
Excess tax benefit from share-based compensation	1.7	—

Net Cash Used in Financing Activities	(14.6)	(26.5)

Net increase (decrease) in cash and cash equivalents	31.7	(2.2)
Cash and cash equivalents at beginning of the period	1,164.8	34.5

Cash and cash equivalents at end of the period	$1,196.5	$32.3

Supplemental Cash Flow Information
Cash paid for interest	$58.0	$83.7
Cash paid (refunded) for income taxes	119.4	(44.1)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV Holdings LLC is a wholly-owned subsidiary of The DIRECTV Group, Inc. and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV, we or us and sometimes refer to The DIRECTV Group, Inc. as The DIRECTV Group or Parent.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 10, 2006 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Share-Based Payments

        On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position, as the calculation of compensation costs under SFAS No. 123R is substantially similar to the calculation we applied under SFAS No. 123. However, as a result of the adoption of SFAS No 123R, beginning in the first quarter of 2006, we report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our consolidated statements of cash flows.

  Restricted Stock Units

        The DIRECTV Group Compensation Committee has granted restricted stock units under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, and the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Parent's common stock. Final payment can be reduced from the target award amounts based on the company's performance over a three or four year performance period in comparison with pre-established targets. We record compensation expense for restricted stock units on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, taking into consideration estimated forfeitures and the anticipated payout percentages related to the achievement of performance targets.

        During the three months ended March 31, 2006, our employees were granted approximately 2.3 million restricted stock units with a weighted average grant-date fair value of approximately $13.57 per share. As of March 31, 2006, there were 8.1 million unvested restricted stock units outstanding with a weighted average grant-date fair value of approximately $16.27 per share.

        As of March 31, 2006, unvested restricted stock units have an aggregate intrinsic value of $132.2 million and a weighted average remaining vesting period of 1.8 years. As of March 31, 2006,

there was $61.7 million of unrecognized compensation costs related to unvested restricted stock units, which we expect to recognize as follows: $26.9 million in 2006, $25.8 million in 2007 and $9.0 million in 2008.

  Stock Options

        The DIRECTV Group Compensation Committee has also granted stock options to acquire our Parent's common stock under the 2004 Plan and the HEC Plan to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vested over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. We record compensation expense for stock options on a straight-line basis over the vesting period taking into consideration estimated forfeitures. All options granted to our employees were fully vested as of December 31, 2005, and there were no stock options granted to our employees during 2006 or 2005.

        We recorded share-based compensation expense, which includes compensation costs associated with restricted stock units and stock options, as applicable, in the amount of $9.7 million for the three months ended March 31, 2006 and $4.6 million for the three months ended March 31, 2005. We realized actual tax benefits for the deduction of share-based compensation arrangements in the amount of $5.6 million for the three months ended March 31, 2006 and $5.2 million for the three months ended March 31, 2005.

Note 3: Lease Program

        On March 1, 2006, we introduced a new set-top receiver lease program. Under this program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives of three years. Subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. We expect with the introduction of the lease program that we will lease most set-top receivers provided to new and existing subscribers. We have updated our subscriber acquisition costs and upgrade and retention costs policies below to reflect the introduction of the lease program.

  Subscriber Acquisition Costs

        We include commissions we pay to national retailers, independent satellite television retailers, dealers, regional bell operating companies and the cost of DIRECTV set-top receivers and other system equipment, installation, advertising, marketing and customer call center expenses associated with the acquisition of new DIRECTV subscribers in subscriber acquisition costs in the consolidated statements of operations. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for third party customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel the DIRECTV service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We present the amount of DIRECTV set-top receivers capitalized each period for subscriber acquisition activities in the

Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—subscriber acquisitions."

  Upgrade and Retention Costs

        Upgrade and retention costs in the consolidated statements of operations consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder), HD (high-definition), local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property, net" in the Consolidated Balance Sheets. We present the amount of DIRECTV set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—upgrade and retention."

        During the first quarter of 2006, we capitalized $46.4 million for set-top receivers leased to new subscribers and $40.4 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was approximately $1.2 million for the first quarter of 2006.

Note 4: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2006			December 31, 2005
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
			(dollars in millions)
Orbital slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL orbital license	5	192.9	68.0	124.9	172.5	57.5	115.0
Subscriber related	5-10	1,341.9	412.3	929.6	1,340.1	348.7	991.4
Dealer network	15	130.0	55.5	74.5	130.0	53.1	76.9
Distribution rights	7	334.1	86.7	247.4	334.1	74.8	259.3

Total Intangible Assets		$2,461.9	$653.1	$1,808.8	$2,439.7	$564.7	$1,875.0

        Amortization expense for intangible assets was $88.4 million for the three month period ended March 31, 2006 and $88.3 million for the three month period ended March 31, 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $265.0 million for the remainder of 2006, $353.4 million in 2007, $353.4 million in 2008, $258.7 million in 2009, $89.2 million in 2010 and $56.7 million thereafter.

Note 5: Debt

	Interest Rates at March 31, 2006	March 31, 2006	December 31, 2005
		(dollars in millions)
8.375% senior notes	8.375%	$910.0	$910.0
6.375% senior notes	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.11%	1,500.0	1,500.0
Other	—	3.0	3.1

Total debt		3,413.0	3,413.1
Less: current portion of long-term debt		10.3	7.8

Long-term debt		$3,402.7	$3,405.3

        The fair value of our 8.375% senior notes was approximately $974.8 million at March 31, 2006 and approximately $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $989.3 million at March 31, 2006 and approximately $983.8 million at December 31, 2005. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable and senior secured credit facility mature as follows: $7.5 million in the remainder of 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005. The amount of interest accrued related to our outstanding debt was $25.1 million at March 31, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in total debt as of March 31, 2006 was $3.0 million.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At March 31, 2006, we were in compliance with all such covenants.

Note 6: Commitments and Contingencies

  Commitments

        At March 31, 2006, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $99.7 million, payable as follows: $19.3 million for the remainder of 2006, $24.1 million in 2007, $22.7 million in 2008, $10.2 million in 2009, $10.0 million in 2010 and $13.4 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases was $12.8 million for the three months ended March 31, 2006 and $12.6 million for the three months ended March 31, 2005.

        We have minimum commitments under agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and satellite telemetry, tracking and control, and satellite construction and launch contracts. As of March 31, 2006, minimum payments over the terms of the applicable agreements are anticipated to be approximately $717.1 million for the remainder of 2006, $1,002.6 million in 2007, $943.1 million in 2008, $889.7 million in 2009, $886.8 million in 2010 and $461.7 million thereafter. Due to the uncertainty of the timing of payments, we exclude from the minimum payments above our' remaining commitment to purchase in excess of $200.0 million of set-top receivers from a manufacturer by June 2007.

        At March 31, 2006, we were required to make principal payments for other long term obligations of $407.6 million, which is payable approximately as follows: $50.5 million for the remainder of 2006, $71.0 million in 2007, $75.3 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At March 31, 2006, the net book value of uninsured satellites amounted to $602.8 million.

Note 7: Related Party Transactions

  The DIRECTV Group and affiliates.

        In the ordinary course of our operations, we enter into related party transactions with The DIRECTV Group and certain of its affiliates.

        We receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity; Cheap Stock."

        During the first quarter of 2005, The DIRECTV Group contributed to us certain satellite assets at its cost in the amount of $24.0 million, which we recorded as a capital contribution.

  News Corporation and affiliates.

        News Corporation and its affiliates are considered related parties because News Corporation owns approximately 37% of the outstanding common stock of The DIRECTV Group. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products; set-top receiver software and support services; sale of advertising space and purchase of employee services.

        The following table summarizes sales to and purchases from related parties:

	Three Months Ended March 31,
	2006	2005
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$0.3	$3.0
News Corporation and affiliates	6.3	6.1

Total	$6.6	$9.1

Purchases:
News Corporation and affiliates	$191.2	$140.2

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties:

	March 31, 2006	December 31, 2005
	(dollars in millions)
Accounts receivable from related-parties:
The DIRECTV Group and affiliates	$1.0	$1.3
News Corporation and affiliates	7.1	8.2

Total	$8.1	$9.5

Accounts payable to related-parties:
The DIRECTV Group and affiliates	$9.9	$40.4
News Corporation and affiliates	147.0	150.0

Total	$156.9	$190.4

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005 and the condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$—	$3,193.5	$—	$3,193.5
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,331.2	0.3	1,331.5
Subscriber service expenses	—	236.7	—	236.7
Broadcast operations expenses	—	42.0	—	42.0
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	567.6	—	567.6
Upgrade and retention costs	—	293.1	—	293.1
General and administrative expenses	0.3	178.0	(0.3)	178.0
Depreciation and amortization expense	—	182.2	—	182.2

Total Operating Costs and Expenses	0.3	2,830.8	—	2,831.1

Operating Profit (Loss)	(0.3)	362.7	—	362.4
Equity in pre-tax loss of consolidated subsidiaries	353.0	—	(353.0)	—
Interest expense, net	(32.4)	(9.1)	—	(41.5)
Other expense	—	(0.6)	—	(0.6)

Income (Loss) Before Income Taxes	320.3	353.0	(353.0)	320.3
Income tax (expense) benefit	(122.4)	(134.9)	134.9	(122.4)

Net Income (Loss)	$197.9	$218.1	$(218.1)	$197.9

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$160.8	$2,800.8	$(160.8)	$2,800.8
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	142.7	1,167.6	(160.7)	1,149.6
Subscriber service expenses	—	220.5	—	220.5
Broadcast operations expenses	—	35.4	—	35.4
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	745.6	—	745.6
Upgrade and retention costs	—	252.2	—	252.2
General and administrative expenses	0.2	181.8	(0.1)	181.9
Depreciation and amortization expense	—	177.2	—	177.2

Total Operating Costs and Expenses	142.9	2,780.3	(160.8)	2,762.4

Operating Profit (Loss)	17.9	20.5	—	38.4
Equity in pre-tax loss of consolidated subsidiaries	2.1	—	(2.1)	—
Interest expense, net	(38.0)	(18.0)	—	(56.0)
Other expense	—	(0.4)	—	(0.4)

Income (Loss) Before Income Taxes	(18.0)	2.1	(2.1)	(18.0)
Income tax (expense) benefit	6.9	5.8	(5.8)	6.9

Net Income (Loss)	$(11.1)	$7.9	$(7.9)	$(11.1)

Condensed Consolidating Balance Sheet
As of March 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$1,229.1	$1,413.2	$(7.7)	$2,634.6
Satellites, net	—	1,892.7	—	1,892.7
Property, net	—	968.0	—	968.0
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,808.8	—	1,808.8
Other Assets	3,874.4	103.9	(3,840.9)	137.4

Total Assets	$6,931.1	$7,390.7	$(3,848.6)	$10,473.2

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$23.4	$2,348.5	$(7.7)	$2,364.2
Long-Term Debt	3,402.7	—	—	3,402.7
Other Liabilities and Deferred Credits	—	1,344.8	(143.5)	1,201.3
Owner's Equity
Capital stock and additional paid-in capital	4,061.5	5,161.4	(5,161.4)	4,061.5
Accumulated deficit	(556.5)	(1,464.0)	1,464.0	(556.5)

Total Owner's Equity	3,505.0	3,697.4	(3,697.4)	3,505.0

Total Liabilities and Owner's Equity	$6,931.1	$7,390.7	$(3,848.6)	$10,473.2

Condensed Consolidating Balance Sheet
As of December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$1,206.8	$1,528.0	$(7.7)	$2,727.1
Satellites, net	—	1,907.9	—	1,907.9
Property, net	—	848.3	—	848.3
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,875.0	—	1,875.0
Other Assets	3,748.9	100.2	(3,714.1)	135.0

Total Assets	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$81.6	$2,555.8	$(7.7)	$2,629.7
Long-Term Debt	3,405.3	—	—	3,405.3
Other Liabilities and Deferred Credits	—	1,324.6	(131.0)	1,193.6
Owner's Equity
Capital stock and additional paid-in capital	4,050.9	4,875.0	(4,875.0)	4,050.9
Accumulated deficit	(754.5)	(1,291.9)	1,291.9	(754.5)

Total Owner's Equity	3,296.4	3,583.1	(3,583.1)	3,296.4

Total Liabilities and Owner's Equity	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$31.7	$257.6	$289.3

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(97.8)	(97.8)
Cash paid for satellites	—	(56.6)	(56.6)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(46.4)	(46.4)
Cash paid for subscriber leased equipment—upgrade and retention	—	(40.4)	(40.4)
Other	—	(1.8)	(1.8)

Net Cash Used in Investing Activities	—	(243.0)	(243.0)

Cash Flows from Financing Activities
Repayments of other long-term obligations	—	(16.3)	(16.3)
Excess tax benefit from share-based compensation	—	1.7	1.7

Net Cash Used in Financing Activities	—	(14.6)	(14.6)

Net increase in cash and cash equivalents	31.7	—	31.7
Cash and cash equivalents at beginning of the period	1,164.8	—	1,164.8

Cash and cash equivalents at the end of the period	$1,196.5	$—	$1,196.5

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$28.5	$142.0	$170.5

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(45.8)	(45.8)
Cash paid for satellites	—	(100.4)	(100.4)

Net Cash Used in Investing Activities	—	(146.2)	(146.2)
Cash Flows from Financing Activities
Repayment of debt	(10.2)	—	(10.2)
Repayments of other long-term obligations	—	(16.3)	(16.3)

Net Cash Used in Financing Activities	(10.2)	(16.3)	(26.5)

Net increase (decrease) in cash and cash equivalents	18.3	(20.5)	(2.2)
Cash and cash equivalents at beginning of the period	14.0	20.5	34.5

Cash and cash equivalents at the end of the period	$32.3	$—	$32.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. These risks and uncertainties are discussed in detail in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2006, we had approximately 15.4 million subscribers with average monthly revenue per subscriber, or ARPU, of $69.75.

        We currently have four satellites under construction. DIRECTV 9S, which is expected to launch mid-2006, will provide backup capacity at the 101 WL and 119 WL orbital locations. We also plan to launch DIRECTV 10 and DIRECTV 11 in 2007. These two satellites will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our 99 WL and 103 WL Ka-Band orbital locations. In addition, DIRECTV 12 is being constructed and will serve as a ground spare.

Significant Events Affecting the Comparability of the Results of Operations

        Lease Program.    Beginning March 1, 2006, we introduced a new set-top receiver lease program. Under this program, set-top receivers provided to new and existing subscribers are capitalized and depreciated over their estimated useful lives. Subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. We expect with the introduction of our lease program that we will lease most of the set-top receivers provided to new and existing subscribers. We report the amount of set-top receivers we capitalize during the period in our Consolidated Statements of Cash Flows under the captions "Cash paid for subscriber leased equipment—subscriber acquisitions" and "Cash paid for subscriber leased equipment—upgrade and retention." We capitalized $46.4 million of set-top receivers leased to new subscribers and $40.4 million of set-top receivers leased to existing subscribers during the first quarter of 2006 under the new lease program.

Executive Outlook Update

        Based on net subscriber additions of 255,000 for the first quarter of 2006 and other recent trends, we now expect net subscriber additions for 2006 of less than 1.0 million.

Key Terminology Used in Management's Discussion and Analysis of Financial Condition and Results of Operations

        Revenues.    We earn revenues mostly from subscriptions to basic and premium channel programming, pay-per-view programming, seasonal and live sporting events, and monthly digital video recorder, or DVR, and high-definition, or HD, programming fees. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party and production costs for on-air advertisements we sell to third parties.

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

        Subscriber Acquisition Costs.    These costs include commissions we pay to national retailers, independent satellite television retailers, dealers, regional bell operating companies and the cost of DIRECTV set-top receivers and other system equipment, installation, advertising, marketing and customer call center expenses associated with the acquisition of new DIRECTV subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets. The amount of set-top receivers capitalized each period for subscriber acquisition activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment- subscriber acquisitions."

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment- upgrade and retention."

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. We calculate average DIRECTV subscribers for the period by adding the number of DIRECTV subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for the period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and "Cash paid for subscriber leased equipment—subscriber acquisitions" during the period.

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

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended March 31,		Change
	2006	2005	$	%
	(dollars in millions, except per subscriber data)
Revenues	$3,193.5	$2,800.8	$392.7	14.0%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,331.5	1,149.6	181.9	15.8%
Subscriber service expenses	236.7	220.5	16.2	7.3%
Broadcast operations expenses	42.0	35.4	6.6	18.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	567.6	745.6	(178.0)	(23.9)%
Upgrade and retention costs	293.1	252.2	40.9	16.2%
General and administrative expenses	178.0	181.9	(3.9)	(2.1)%
Depreciation and amortization expense	182.2	177.2	5.0	2.8%

Total Operating Costs and Expenses	2,831.1	2,762.4	68.7	2.5%

Operating Profit	362.4	38.4	324.0	NM *
Interest income	14.4	0.8	13.6	NM
Interest expense	(55.9)	(56.8)	0.9	(1.6)%
Other expense	(0.6)	(0.4)	(0.2)	50.0%

Income (Loss) Before Income Taxes	320.3	(18.0)	338.3	NM
Income tax (expense) benefit	(122.4)	6.9	(129.3)	NM

Net Income (Loss)	$197.9	$(11.1)	$209.0	NM

Other Data:
Operating Profit	$362.4	$38.4	$324.0	NM
Depreciation and amortization expense	182.2	177.2	5.0	2.8%

Operating Profit Before Depreciation and Amortization	$544.6	$215.6	$329.0	152.6%

Average monthly revenue per subscriber (ARPU)	$69.75	$65.78	$3.97	6.0%
Average monthly subscriber churn %	1.45%	1.49%	—	(2.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$668	$656	$12	1.8%
Gross subscriber additions	919	1,137	(218)	(19.2)%
Net subscriber additions (000's)	255	505	(250)	(49.5)%
Total number of subscribers (000's)	15,388	14,445	943	6.5%

*
Percentage not meaningful

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

        Subscribers.    The decrease in average monthly subscriber churn to 1.45% and the 218,000 decrease in gross subscriber additions in the first quarter of 2006 are primarily due to more stringent credit policies we implemented over the last several quarters, as well as changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. The 250,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $392.7 million increase in revenues to $3,193.5 million resulted from the larger subscriber base and higher ARPU. The 6.0% increase in ARPU to $69.75 resulted primarily from price increases on certain programming packages and higher mirroring, lease, DVR, and HD programming fees.

        Total Operating Costs and Expenses.    Our total operating costs and expenses increased $68.7 million to $2,831.1 million in the first quarter of 2006 resulting primarily from higher costs for programming and subscriber upgrade and retention initiatives, partially offset by a decrease in subscriber acquisition costs and the capitalization of $86.8 million of set-top receivers leased to new and existing subscribers. We capitalized $46.4 million of set-top receivers leased to new subscribers and $40.4 million of set-top receivers leased to existing subscribers during the first quarter of 2006 under the new lease program. Operating costs and expenses as a percentage of revenues improved to approximately 89% in the first quarter of 2006 from approximately 99% in the first quarter of 2005.

        Our broadcast programming and other costs increased $181.9 million primarily as a result of the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses and broadcast operations expenses also increased as a result of the larger subscriber base.

        The $178.0 million decrease in subscriber acquisition costs was primarily due to the decrease in gross subscriber additions and the capitalization of $46.4 million of leased set-top receivers, partially offset by an increase in average SAC per subscriber, due mostly to an increase in advertising costs, partially offset by lower hardware costs.

        The $40.9 million increase in upgrade and retention costs resulted primarily from increased volume under our DVR, movers, and HD upgrade programs, partially offset by the capitalization of $40.4 million of leased set-top receivers hardware.

        The improvement of operating profit before depreciation and amortization of $329.0 million was primarily due to the gross profit generated from the higher revenues, reduced subscriber acquisition costs resulting from lower subscriber additions, as well as the $86.8 million of set-top receivers capitalized under the lease program, partially offset by the higher upgrade and retention costs. The increase in operating profit of $324.0 million was primarily due to higher operating profit before depreciation and amortization.

        Interest Income and Expense.    The $13.6 million increase in interest income was primarily due to higher average cash balances. The $0.9 million decrease in interest expense was primarily an increase in capitalized interest, partially offset by higher average interest rates. We recorded capitalized interest of $11.7 million for the first quarter of 2006 and $4.5 million for the first quarter of 2005.

        Income Tax (Expense) Benefit.    The $129.3 million increase in income tax expense was due to our higher pre-tax income generated in 2006.

Liquidity and Capital Resources

        We generally fund our cash requirements from cash on-hand and cash generated by our operations. However, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We also have up to $500.0 million of borrowing capacity under our revolving credit facility.

        At March 31, 2006, we had cash and cash equivalents of $1,196.5 million compared to $1,164.8 million at December 31, 2005. The $31.7 million increase in cash and cash equivalents during 2006 resulted primarily from $289.3 million in cash provided by operations, partially offset by $241.2 million of cash paid for satellites, property and equipment and customer leased equipment.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.11 at March 31, 2006 compared to 1.04 at December 31, 2005. Working capital increased $173.0 million to $270.4 million at March 31, 2006 from $97.4 million at December 31, 2005. The change was primarily due to lower current liabilities resulting mostly from a decrease in accounts payable and accrued liabilities, partially offset by lower current assets resulting mostly from the decrease in accounts receivable.

        We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments. Our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our debt.

Notes Payable and Credit Facilities

        At March 31, 2006, we had $3,413.0 million in total outstanding borrowings, bearing a weighted average interest rate of 6.79%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in the Notes to the Consolidated Financial Statements in Item 8, Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

        Our notes payable and senior secured credit facility mature as follows: $7.5 million in the remainder of 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005.

Commitments and Contingencies

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements, which we incorporate herein by reference.

Certain Relationships and Related-Party Transactions

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements, which we incorporate herein by reference.

Accounting Changes

        For additional information regarding "Accounting Changes," see Part I, Item 1, Note 2 to the consolidated financial statements of this Quarterly Report, which we incorporate herein by reference.

Security Ratings

        On April 4, 2005, Moody's Investors Service, or Moody's, assigned a Ba1 rating to our new senior secured credit facility. In addition, Moody's affirmed our Ba2 senior implied, Ba2 senior unsecured, and Ba3 issuer ratings. All ratings remain on stable outlook.

        On April 5, 2005, Standard and Poor's Ratings Services assigned a BB rating to our new senior secured credit facility and affirmed our BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended March 31, 2006 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006 and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        In this connection, in addition to patent infringement lawsuits previously disclosed, on April 4, 2005, Finisar Corporation filed suit in the U.S. District Court for the Eastern District of Texas (Beaumont) against The DIRECTV Group, Inc., DIRECTV Holdings, LLC, DIRECTV Enterprises LLC, DIRECTV Operations, LLC, DIRECTV, Inc. and Hughes Network Systems, Inc., alleging infringement of one patent and seeking damages and injunctive relief. Finisar alleges that the program guide systems used by DIRECTV, as well as the overall DIRECTV broadcast operations, infringe one or more claims of the patent. We have answered by asserting that the claims are not valid on multiple grounds and are not infringed, and intend to vigorously defend. Several claims have been found to be invalid on summary judgment. Other motions are pending, and the remaining issues (if any) are scheduled for trial in June 2006.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 10, 2006 have not materially changed.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
31.1**	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2**	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3**	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4**	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1**	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2**	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3**	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4**	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

**
Filed herewith.

        A copy of any of the exhibits included in this Quarterly Report on Form 10-Q, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by sending a written request to us at the address set forth on the front cover of this Form 10-Q, attention General Counsel.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: May 5, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 5, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2006
Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2005
Condensed Consolidating Balance Sheet As of March 31, 2006
Condensed Consolidating Balance Sheet As of December 31, 2005
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2006
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2005
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION (UNAUDITED)
SIGNATURE