Form 10-Q
period 2006-06-30
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2006-08-08
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Revenues	$3,318.3	$2,960.5	$6,511.8	$5,761.3
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,314.4	1,137.7	2,645.9	2,287.3
Subscriber service expenses	255.5	219.2	492.2	439.7
Broadcast operations expenses	45.6	35.3	87.6	70.7
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	401.4	622.2	969.0	1,367.8
Upgrade and retention costs	143.8	223.2	436.9	475.4
General and administrative expenses	180.9	218.3	358.9	400.2
Depreciation and amortization expense	202.4	171.4	384.6	348.6

Total Operating Costs and Expenses	2,544.0	2,627.3	5,375.1	5,389.7

Operating Profit	774.3	333.2	1,136.7	371.6
Interest income	17.3	3.7	31.7	4.5
Interest expense	(53.9)	(57.9)	(109.8)	(114.7)
Other expense	(0.7)	(65.2)	(1.3)	(65.6)

Income Before Income Taxes	737.0	213.8	1,057.3	195.8
Income tax expense	(281.7)	(82.0)	(404.1)	(75.1)

Net Income	$455.3	$131.8	$653.2	$120.7

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,401.2	$1,164.8
Accounts receivable, net of allowances of $68.5 and $75.0	913.6	995.9
Inventories	198.2	281.4
Deferred income taxes	120.4	148.1
Prepaid expenses and other	138.5	136.9

Total Current Assets	2,771.9	2,727.1
Satellites, net	1,911.7	1,907.9
Property and Equipment, net	1,257.8	848.3
Goodwill	3,031.7	3,031.7
Intangible Assets, net	1,720.7	1,875.0
Other Assets	148.3	135.0

Total Assets	$10,842.1	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,945.3	$2,362.9
Unearned subscriber revenue and deferred credits	258.3	259.0
Current portion of long-term debt	10.3	7.8

Total Current Liabilities	2,213.9	2,629.7
Long-Term Debt	3,400.2	3,405.3
Other Liabilities and Deferred Credits	1,001.5	989.2
Deferred Income Taxes	257.1	204.4
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	4,070.7	4,050.9
Accumulated deficit	(101.3)	(754.5)

Total Owner's Equity	3,969.4	3,296.4

Total Liabilities and Owner's Equity	$10,842.1	$10,525.0

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(dollars in millions)
Cash Flows from Operating Activities
Net Income	$653.2	$120.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	384.6	348.6
Share-based compensation expense	18.7	13.2
Equity losses from unconsolidated affiliates	1.3	0.7
Amortization of debt issuance costs	2.3	3.9
Write-off of debt issuance costs	—	19.0
Deferred income taxes and other	80.4	55.3
Change in other operating assets and liabilities
Accounts receivable, net	83.1	49.9
Inventories	83.2	(172.2)
Prepaid expenses and other	(1.6)	48.3
Other assets	(17.9)	(1.9)
Accounts payable and accrued liabilities	(398.2)	91.6
Unearned subscriber revenue and deferred credits	(0.7)	(30.4)
Other liabilities and deferred credits	47.3	(52.2)

Net Cash Provided by Operating Activities	935.7	494.5

Cash Flows from Investing Activities
Cash paid for property and equipment	(219.1)	(148.3)
Cash paid for subscriber leased equipment- subscriber acquisitions	(199.4)	—
Cash paid for subscriber leased equipment- upgrade and retention	(139.9)	—
Cash paid for satellites	(105.2)	(195.6)
Other	(2.0)	—

Net Cash Used in Investing Activities	(665.6)	(343.9)

Cash Flows from Financing Activities
Cash proceeds from refinancing transactions	—	3,003.3
Repayment of long-term debt	(2.5)	(2,001.8)
Repayment of borrowing from Parent	—	(875.0)
Repayment of other long-term obligations	(33.1)	(31.2)
Cash contribution from Parent	—	538.3
Excess tax benefit from share-based compensation	1.9	—
Debt issuance costs	—	(4.7)

Net Cash Provided by (Used in) Financing Activities	(33.7)	628.9

Net increase in cash and cash equivalents	236.4	779.5
Cash and cash equivalents at beginning of the period	1,164.8	34.5

Cash and cash equivalents at the end of the period	$1,401.2	$814.0

Supplemental Cash Flow Information
Cash paid for interest	$108.3	$114.9
Cash paid (refunded) for income taxes	311.9	(44.1)

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 10, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 8, 2006, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

Accounting Change

  Share-Based Payments

        On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position, as the calculation of compensation costs under SFAS No. 123R is substantially similar to the calculation we applied under SFAS No. 123. However, as a result of the adoption of SFAS No. 123R, beginning in the first quarter of 2006, we report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

  Restricted Stock Units

        The DIRECTV Group Compensation Committee has granted restricted stock units under The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan, and the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Parent's common stock. Final payment can be reduced from the target award amounts based on the company's performance over a three or four year performance period in comparison with pre-established targets. We record compensation expense for restricted stock units on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

        During the six months ended June 30, 2006, our employees were granted approximately 2.7 million restricted stock units with a weighted average grant-date fair value of approximately $13.57 per share.

During the six months ended June 30, 2005, our employees were granted approximately 2.9 million restricted stock units with a weighted average grant-date fair value of approximately $16.66 per share.

        As of June 30, 2006, there was $53.9 million of unrecognized compensation costs related to unvested restricted stock units, which we expect to recognize as follows: $18.2 million in 2006, $26.2 million in 2007 and $9.5 million in 2008.

  Stock Options

        The DIRECTV Group Compensation Committee has also granted stock options to acquire our Parent's common stock under the 2004 Plan and the HEC Plan to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vested over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. We record compensation expense for stock options on a straight-line basis over the vesting period reduced for estimated forfeitures. All options granted to our employees were fully vested and fully expensed prior to December 31, 2005. No stock options were granted to our employees during 2006 or 2005.

        We recorded share-based compensation expense, which includes compensation costs associated with restricted stock units and stock options, as applicable, in the amount of $9.0 million for the three months ended June 30, 2006 and $8.6 million for the three months ended June 30, 2005. We recorded share-based compensation expense in the amount of $18.7 for the six months ended June 30, 2006 and $13.2 million for the six months ended June 30, 2005. We recognized a tax benefit associated with share-based compensation expense of $3.4 million for the three months ended June 30, 2006, $3.3 million for the three months ended June 30, 2005, $7.1 million for the six months ended June 30, 2006 and $5.0 million for the six months ended June 30, 2005.

        We realized actual tax benefits for the deduction of share-based compensation arrangements in the amount of $1.0 million for the three months ended June 30, 2006 and $0.3 million for the three months ended June 30, 2005. We realized actual tax benefits for the deduction of share-based compensation arrangements in the amount of $6.6 million for the six months ended June 30, 2006 and $5.5 for the six months ended June 30, 2005.

New Accounting Standard

        In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. The adoption of FIN 48 on January 1, 2007, as required, could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions by recording a corresponding adjustment to retained earnings in the Consolidated Balance Sheets. We are currently assessing the effect, if any, of FIN 48 on our consolidated results of operations and financial position.

Note 3: Lease Program

        On March 1, 2006, we introduced a new set-top receiver lease program. Under this program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives of three years. Subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most of the set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Now, with the introduction of the lease program, most set-top receivers provided to new and a substantial number of set-top receivers provided to existing subscribers are leased. We have updated our subscriber acquisition costs and upgrade and retention costs policies below to reflect the introduction of the lease program.

  Subscriber Acquisition Costs

        We include commissions we pay to national retailers, independent satellite television retailers, dealers, regional bell operating companies and the cost of DIRECTV set-top receivers and other equipment, installation, advertising, marketing and customer call center expenses associated with the acquisition of new DIRECTV subscribers in subscriber acquisition costs in the consolidated statements of operations. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property and Equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel the DIRECTV service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We present the amount of DIRECTV set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—subscriber acquisitions."

  Upgrade and Retention Costs

        Upgrade and retention costs in the consolidated statements of operations consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder), HD (high-definition), local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property and Equipment, net" in the Consolidated Balance Sheets. We present the amount of DIRECTV set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—upgrade and retention."

        During the three months ended June 30, 2006, we capitalized $153.0 million for set-top receivers leased to new subscribers and $99.5 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was approximately $22.1 million for the three months ended June 30, 2006. During the six months ended June 30, 2006, we capitalized $199.4 million for set-top receivers leased to new subscribers and $139.9 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was approximately $23.3 million for the six months ended June 30, 2006.

Note 4: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		June 30, 2006			December 31, 2005
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
			(dollars in millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5 WL Orbital license	5	192.9	$78.4	114.5	172.5	$57.5	115.0
Subscriber related	5-10	1,342.1	476.1	866.0	1,340.1	348.7	991.4
Dealer network	15	130.0	57.8	72.2	130.0	53.1	76.9
Distribution rights	7	334.1	98.5	235.6	334.1	74.8	259.3

Total Intangible Assets		$2,431.5	$710.8	$1,720.7	$2,409.1	$534.1	$1,875.0

        Amortization expense for intangible assets was $88.3 million for the three month period ended June 30, 2006 and $88.3 million for the three month period ended June 30, 2005. Amortization expense for intangible assets was $176.7 million for the six month period ended June 30, 2006 and $176.6 million for the six month period ended June 30, 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $176.7 million for the remainder of 2006, $353.4 million in 2007, $353.4 million in 2008, $258.7 million in 2009, $89.2 million in 2010 and $56.9 million thereafter.

Note 5: Debt

	Interest Rates at June 30, 2006	June 30, 2006	December 31, 2005
		(dollars in millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.628%	1,497.5	1,500.0
Other	—	3.0	3.1

Total debt		3,410.5	3,413.1
Less: current portion of long-term debt		10.3	7.8

Long-term debt		$3,400.2	$3,405.3

        The fair value of our 8.375% senior notes was approximately $956.2 million at June 30, 2006 and approximately $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $925.1 million at June 30, 2006 and approximately $983.8 million at December 31, 2005. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable and senior secured credit facility mature as follows: $5.0 million in the remainder of 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010 and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2006. The amount of interest accrued related to our outstanding debt was $27.5 million at June 30, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in total debt as of June 30, 2006 was $3.0 million.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At June 30, 2006, we were in compliance with all such covenants.

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with our existing senior secured credit facility. We used a portion of the $2,000.0 million proceeds from the transaction to repay our prior credit facility which had a then outstanding balance of $1,001.6 million, to repay an $875.0 million borrowing from our Parent, and to pay related financing costs and accrued interest.

        On May 19, 2005, we redeemed $490.0 million of our then outstanding $1,400.0 million of 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538.3 million, which was funded by a capital contribution from our Parent.

        On June 15, 2005, we issued $1,000.0 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500.0 million of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a second quarter of 2005 pre-tax charge of $64.9 million ($40.1 million after tax) of which $41.0 million was associated with the premium paid for the redemption of our 8.375% senior notes and $23.9 million was associated with the write-off of a portion of our deferred debt issuance costs and other transaction costs. We recorded this charge in "Other expense" in the consolidated statements of operations.

Note 6: Commitments and Contingencies

  Commitments

        At June 30, 2006, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $134.0 million, payable as follows: $14.6 million for the remainder of 2006, $28.5 million in 2007, $29.9 million in 2008, $16.6 million in 2009, $15.3 million in 2010 and $29.1 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases was $12.1 million for the three months ended June 30, 2006 and $10.9 million for the three months ended June 30, 2005. Rental expense under operating leases was $24.9 million for the six months ended June 30, 2006 and $23.5 million for the six months ended June 30, 2005.

        We have minimum commitments under agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and satellite telemetry, tracking and control, and satellite construction and launch contracts. As of June 30, 2006, minimum payments over the terms of the applicable agreements aggregated $4,795.8 million, payable as follows: $599.5 million for the remainder of 2006, $1,011.8 million in 2007, $943.4 million in 2008, $890.9 million in 2009, $888.1 million in 2010 and $462.1 million thereafter.

        At June 30, 2006, other long term obligations totaling $391.1 million are payable approximately as follows: $34.0 million for the remainder of 2006, $71.0 million in 2007, $75.3 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

        As of June 30, 2006, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $19.0 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers over the course of a long term supply contract that ends, including an optional one-year extension period, in June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We have filed post-judgment motions with the trial court seeking judgment in our favor as a matter of law. If these motions are denied, we intend to file an appeal to the Court of Appeals for the Federal Circuit. We are required to post security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal, and a bond has been submitted to the District Court in the amount of $126.7 million. We also intend to seek approval to make payments for the compulsory license into escrow during this period.

        Based on our review of the record in this case, including discussion with and analysis by counsel, the merits of our post-judgment motions and the bases for our appeal, we have determined that we have a number of strong arguments available to challenge the outcome of this matter on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At June 30, 2006, the net book value of uninsured satellites amounted to $732.1 million.

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

        In connection with the refinancing transactions described in Note 5, during the second quarter of 2005, we repaid an $875.0 million borrowing from The DIRECTV Group and received a $538.3 million capital contribution from The DIRECTV Group. We recorded interest expense related to the borrowing from The DIRECTV Group of $0.9 million for the three months ended June 30, 2005 and $6.5 million for the six months ended June 30, 2005.

        During the first quarter of 2005, The DIRECTV Group contributed to us certain satellite assets at its cost in the amount of $24.0 million, which we recorded as a capital contribution.

  News Corporation and affiliates.

        News Corporation and its affiliates are considered related parties because News Corporation owns approximately 39% of the outstanding common stock of The DIRECTV Group. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products; set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The following table summarizes sales to and purchases from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$0.4	$2.2	$0.7	$5.2
News Corporation and affiliates	4.8	4.7	11.1	10.8

Total	$5.2	$6.9	$11.8	$16.0

Purchases:
The DIRECTV Group and affiliates	$—	$—	$0.1	$—
News Corporation and affiliates	190.1	183.7	381.3	323.9

Total	$190.1	$183.7	$381.4	$323.9

        The following table sets forth the amount of accounts receivable from, and accounts payable to, related parties:

	June 30, 2006	December 31, 2005
	(dollars in millions)
Accounts receivable from related-parties:
The DIRECTV Group and affiliates	$1.3	$1.3
News Corporation and affiliates	7.8	8.2

Total	$9.1	$9.5

Accounts payable to related-parties:
The DIRECTV Group and affiliates	$1.9	$40.4
News Corporation and affiliates	164.3	161.4

Total	$166.2	$201.8

Note 8: Subsequent Events

        On July 14, 2006 we paid a $300.0 million dividend to The DIRECTV Group from available cash and cash equivalents.

Note 9: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005, and the condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$—	$3,318.3	$—	$3,318.3
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,314.4	—	1,314.4
Subscriber service expenses	—	255.5	—	255.5
Broadcast operations expenses	—	45.6	—	45.6
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	401.4	—	401.4
Upgrade and retention costs	—	143.8	—	143.8
General and administrative expenses	0.1	180.8	—	180.9
Depreciation and amortization expense	—	202.4	—	202.4

Total Operating Costs and Expenses	0.1	2,543.9	—	2,544.0

Operating Profit (Loss)	(0.1)	774.4	—	774.3
Equity in pre-tax loss of consolidated subsidiaries	765.6	—	(765.6)	—
Interest income	17.3	—	—	17.3
Interest expense	(45.8)	(8.1)	—	(53.9)
Other expense	—	(0.7)	—	(0.7)

Income (Loss) Before Income Taxes	737.0	765.6	(765.6)	737.0
Income tax (expense) benefit	(281.7)	(292.6)	292.6	(281.7)

Net Income (Loss)	$455.3	$473.0	$(473.0)	$455.3

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$174.4	$2,960.5	$(174.4)	$2,960.5
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	146.0	1,165.9	(174.2)	1,137.7
Subscriber service expenses	—	219.2	—	219.2
Broadcast operations expenses	—	35.3	—	35.3
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	622.2	—	622.2
Upgrade and retention costs	—	223.2	—	223.2
General and administrative expenses	0.5	218.0	(0.2)	218.3
Depreciation and amortization expense	—	171.4	—	171.4

Total Operating Costs and Expenses	146.5	2,655.2	(174.4)	2,627.3

Operating Profit	27.9	305.3	—	333.2
Equity in pre-tax loss of consolidated subsidiaries	292.5	—	(292.5)	—
Interest income	4.6	—	(0.9)	3.7
Interest expense	(46.3)	(12.5)	0.9	(57.9)
Other expense	(64.9)	(0.3)	—	(65.2)

Income (Loss) Before Income Taxes	213.8	292.5	(292.5)	213.8
Income tax (expense) benefit	(82.0)	(112.0)	112.0	(82.0)

Net Income (Loss)	$131.8	$180.5	$(180.5)	$131.8

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$—	$6,511.8	$—	$6,511.8
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,645.6	0.3	2,645.9
Subscriber service expenses	—	492.2	—	492.2
Broadcast operations expenses	—	87.6	—	87.6
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	969.0	—	969.0
Upgrade and retention costs	—	436.9	—	436.9
General and administrative expenses	0.4	358.8	(0.3)	358.9
Depreciation and amortization expense	—	384.6	—	384.6

Total Operating Costs and Expenses	0.4	5,374.7	—	5,375.1

Operating Profit (Loss)	(0.4)	1,137.1	—	1,136.7
Equity in pre-tax loss of consolidated subsidiaries	1,118.6	—	(1,118.6)	—
Interest income	31.7	—	—	31.7
Interest expense	(92.6)	(17.2)	—	(109.8)
Other expense	—	(1.3)	—	(1.3)

Income (Loss) Before Income Taxes	1,057.3	1,118.6	(1,118.6)	1,057.3
Income tax (expense) benefit	(404.1)	(427.5)	427.5	(404.1)

Net Income (Loss)	$653.2	$691.1	$(691.1)	$653.2

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$335.2	$5,761.3	$(335.2)	$5,761.3
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	288.7	2,333.5	(334.9)	2,287.3
Subscriber service expenses	—	439.7	—	439.7
Broadcast operations expenses	—	70.7	—	70.7
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,367.8	—	1,367.8
Upgrade and retention costs	—	475.4	—	475.4
General and administrative expenses	0.7	399.8	(0.3)	400.2
Depreciation and amortization expense	—	348.6	—	348.6

Total Operating Costs and Expenses	289.4	5,435.5	(335.2)	5,389.7

Operating Profit	45.8	325.8	—	371.6
Equity in pre-tax loss of consolidated subsidiaries	294.6	—	(294.6)	—
Interest income	11.0	—	(6.5)	4.5
Interest expense	(90.7)	(30.5)	6.5	(114.7)
Other expense	(64.9)	(0.7)	—	(65.6)

Income (Loss) Before Income Taxes	195.8	294.6	(294.6)	195.8
Income tax (expense) benefit	(75.1)	(112.8)	112.8	(75.1)

Net Income (Loss)	$120.7	$181.8	$(181.8)	$120.7

Condensed Consolidating Balance Sheet
As of June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$1,436.3	$1,353.5	$(17.9)	$2,771.9
Satellites, net	—	1,911.7	—	1,911.7
Property and Equipment, net	—	1,257.8	—	1,257.8
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,720.7	—	1,720.7
Other Assets	4,132.0	116.5	(4,100.2)	148.3

Total Assets	$7,395.9	$7,564.3	$(4,118.1)	$10,842.1

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$26.3	$2,205.5	$(17.9)	$2,213.9
Long-Term Debt	3,400.2	—	—	3,400.2
Other Liabilities and Deferred Credits	—	1,413.1	(154.5)	1,258.6
Owner's Equity
Capital stock and additional paid-in capital	4,070.7	4,936.7	(4,936.7)	4,070.7
Accumulated deficit	(101.3)	(991.0)	991.0	(101.3)

Total Owner's Equity	3,969.4	3,945.7	(3,945.7)	3,969.4

Total Liabilities and Owner's Equity	$7,395.9	$7,564.3	$(4,118.1)	$10,842.1

Condensed Consolidating Balance Sheet
As of December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$1,206.8	$1,528.0	$(7.7)	$2,727.1
Satellites, net	—	1,907.9	—	1,907.9
Property and Equipment, net	—	848.3	—	848.3
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,875.0	—	1,875.0
Other Assets	3,748.9	100.2	(3,714.1)	135.0

Total Assets	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$81.6	$2,555.8	$(7.7)	$2,629.7
Long-Term Debt	3,405.3	—	—	3,405.3
Other Liabilities and Deferred Credits	—	1,324.6	(131.0)	1,193.6
Owner's Equity
Capital stock and additional paid-in capital	4,050.9	4,875.0	(4,875.0)	4,050.9
Accumulated deficit	(754.5)	(1,291.9)	1,291.9	(754.5)

Total Owner's Equity	3,296.4	3,583.1	(3,583.1)	3,296.4

Total Liabilities and Owner's Equity	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$238.9	$696.8	$935.7

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(219.1)	(219.1)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(199.4)	(199.4)
Cash paid for subscriber leased equipment—upgrade and retention	—	(139.9)	(139.9)
Cash paid for satellites	—	(105.2)	(105.2)
Other	—	(2.0)	(2.0)

Net Cash Used in Investing Activities	—	(665.6)	(665.6)

Cash Flows from Financing Activities
Repayment of long-term debt	(2.5)	—	(2.5)
Repayment of other long-term obligations	—	(33.1)	(33.1)
Excess tax benefit from share-based compensation	—	1.9	1.9

Net Cash Used in Financing Activities	(2.5)	(31.2)	(33.7)

Net increase in cash and cash equivalents	236.4	—	236.4
Cash and cash equivalents at beginning of the period	1,164.8	—	1,164.8

Cash and cash equivalents at the end of the period	$1,401.2	$—	$1,401.2

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(750.6)	$1,245.1	$494.5

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(148.3)	(148.3)
Cash paid for satellites	—	(195.6)	(195.6)

Net Cash Used in Investing Activities	—	(343.9)	(343.9)

Cash Flows from Financing Activities
Cash proceeds from refinancing transactions	3,003.3	—	3,003.3
Cash contribution from Parent	538.3	—	538.3
Repayment of long-term debt	(2,001.8)	—	(2,001.8)
Repayment of borrowings from Parent	(875.0)	—	(875.0)
Loans (to) from related parties	875.0	(875.0)	—
Repayment of other long-term obligations	—	(31.2)	(31.2)
Debt issuance costs	(4.7)	—	(4.7)

Net Cash Provided by (Used in) Financing Activities	1,535.1	(906.2)	628.9

Net increase (decrease) in cash and cash equivalents	784.5	(5.0)	779.5
Cash and cash equivalents at beginning of the period	14.0	20.5	34.5

Cash and cash equivalents at the end of the period	$798.5	$15.5	$814.0

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006 ("2005 Form 10-K"), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 8, 2006, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discussed in detail these risks and uncertainties in Part I, Item 1A of our Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2006, we had approximately 15.5 million subscribers with average monthly revenue per subscriber, or ARPU, for the six months ended June 30, 2006 of $70.73.

        We currently broadcast our service from nine geosynchronous satellites and have four additional satellites under construction. DIRECTV 9S, which is expected to launch during the second half of 2006, will provide backup capacity at the 101 WL and 119 WL orbital locations. We also plan to launch DIRECTV 10 and DIRECTV 11 in 2007. These two satellites will provide us with increased capability for local and national high definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from our 99 WL and 103 WL orbital locations. In addition, DIRECTV 12 is being constructed and will serve as a ground spare.

Significant Events Affecting the Comparability of the Results of Operations

        Lease Program.    On March 1, 2006, we introduced a new set-top receiver lease program. Under this program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives. Subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, most set-top receivers provided to subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Now, with the introduction of our lease program, most of the set-top receivers provided to new and a substantial number of set-top receivers provided to existing subscribers are leased. We report the amount of set-top receivers we capitalize during the period in our Consolidated Statements of Cash Flows under the captions "Cash paid for subscriber leased equipment—subscriber acquisitions" and "Cash paid for subscriber leased equipment—upgrade and retention." We capitalized $153.0 million of set-top receivers leased to new subscribers and $99.5 million of set-top receivers leased to existing subscribers during the three months ended June 30, 2006 under the lease program. We capitalized $199.4 million of set-top receivers leased to new subscribers and $139.9 million of set-top receivers leased to existing subscribers during the six months ended June 30, 2006 under the lease program.

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

        Subscriber Acquisition Costs.    These costs include commissions we pay to national retailers, independent satellite television retailers, dealers, regional bell operating companies and the cost of DIRECTV set-top receivers and other system equipment, installation, advertising, marketing and customer call center expenses associated with the acquisition of new DIRECTV subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisition activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-subscriber acquisitions."

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment- upgrade and retention."

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

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Change		2006	2005	Change
	(dollars in millions, except per subscriber data)
Revenues	$3,318.3	$2,960.5	$357.8	12.1%	$6,511.8	$5,761.3	$750.5	13.0%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,314.4	1,137.7	176.7	15.5%	2,645.9	2,287.3	358.6	15.7%
Subscriber service expenses	255.5	219.2	36.3	16.6%	492.2	439.7	52.5	11.9%
Broadcast operations expenses	45.6	35.3	10.3	29.2%	87.6	70.7	16.9	23.9%
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	401.4	622.2	(220.8)	(35.5)%	969.0	1,367.8	(398.8)	(29.2)%
Upgrade and retention costs	143.8	223.2	(79.4)	(35.6)%	436.9	475.4	(38.5)	(8.1)%
General and administrative expenses	180.9	218.3	(37.4)	(17.1)%	358.9	400.2	(41.3)	(10.3)%
Depreciation and amortization expense	202.4	171.4	31.0	18.1%	384.6	348.6	36.0	10.3%

Total Operating Costs and Expenses	2,544.0	2,627.3	(83.3)	(3.2)%	5,375.1	5,389.7	(14.6)	(0.3)%

Operating Profit	774.3	333.2	441.1	NM *	1,136.7	371.6	765.1	NM*
Interest income	17.3	3.7	13.6	NM	31.7	4.5	27.2	NM
Interest expense	(53.9)	(57.9)	4.0	(6.9)%	(109.8)	(114.7)	4.9	(4.3)%
Other expense	(0.7)	(65.2)	64.5	(98.9)%	(1.3)	(65.6)	64.3	(98.0)%

Income Before Income Taxes	737.0	213.8	523.2	NM	1,057.3	195.8	861.5	NM
Income tax expense	(281.7)	(82.0)	(199.7)	NM	(404.1)	(75.1)	(329.0)	NM

Net Income	$455.3	$131.8	$323.5	NM	$653.2	$120.7	$532.5	NM

Other Data:
Operating Profit	$774.3	$333.2	$441.1	NM	$1,136.7	$371.6	$765.1	NM
Depreciation and amortization expense	202.4	171.4	31.0	18.1%	384.6	348.6	36.0	10.3%

Operating Profit Before Depreciation and Amortization	$976.7	$504.6	$472.1	93.6%	$1,521.3	$720.2	$801.1	111.2%

Average monthly revenue per subscriber (ARPU)	$71.59	$67.79	$3.80	5.6%	$70.73	$66.91	$3.82	5.7%
Average monthly subscriber churn %	1.59%	1.69%	—	(5.9)%	1.52%	1.59%	—	(4.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$642	$646	$(4)	(0.6)%	$656	$651	$5	0.8%
Gross subscriber additions (000's)	863	964	(101)	(10.5)%	1,782	2,101	(319)	(15.2)%
Net subscriber additions (000's)	125	225	(100)	(44.4)%	380	730	(350)	(47.9)%
Total number of subscribers (000's)	15,513	14,670	843	5.7%	15,513	14,670	843	5.7%

*
Percentage not meaningful

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

        Subscribers.    The decrease in average monthly subscriber churn to 1.59% and the 101,000 decrease in gross subscriber additions in the second quarter of 2006 are primarily due to more stringent credit policies we implemented over the last several quarters, and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. Our gross subscriber additions were also negatively affected by increased competition. The 100,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $357.8 million increase in revenues to $3,318.3 million resulted from the larger subscriber base and higher ARPU. The 5.6% increase in ARPU to $71.59 resulted primarily from programming package price increases, higher mirroring, lease, DVR and HD programming fees, and an increase in advertising revenues.

        Operating Costs and Expenses.    Our total operating costs and expenses decreased $83.3 million to $2,544.0 million in the second quarter of 2006 due mostly to the capitalization of $252.5 million of set-top receivers in 2006 under our new lease program, lower subscriber acquisition costs resulting from a decrease in gross subscriber additions and lower general and administrative costs. These decreases were partially offset by higher programming costs, subscriber service expenses, and depreciation expense.

        Our broadcast programming and other costs increased $176.7 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls due primarily to an increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and other products, and the additional costs of operating satellites launched in 2005.

        The $220.8 million decrease in subscriber acquisition costs was due mostly to the capitalization of $153.0 million of set-top boxes under our new lease program and lower gross subscriber additions in 2006.

        The $79.4 million decrease in upgrade and retention costs resulted primarily from the capitalization of $99.5 million of leased set-top receivers, partially offset by increased volume under our HD upgrade programs.

        The decrease in general and administrative expenses resulted mainly from lower bad debt expense and lower legal costs in 2006.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement in operating profit before depreciation and amortization of $472.1 million was primarily due to the $252.5 million of set-top receivers capitalized under the lease program, gross profit generated from the higher revenues and reduced subscriber acquisition costs resulting from lower subscriber additions. The increase in operating profit of $441.1 million was primarily due to higher operating profit before depreciation and amortization.

        Interest Income and Expense.    The $13.6 million increase in interest income was due to higher average cash balances and increased interest rates. The $4.0 million decrease in interest expense was primarily due to an increase in capitalized interest related mostly to an increase in capitalized costs for satellites under construction, partially offset by higher average interest rates. We recorded capitalized interest of $14.5 million for the second quarter of 2006 and $5.0 million for the second quarter of 2005.

        Other Expense.    Other Expense included a charge of $64.9 million related to our refinancing transaction in the second quarter of 2005 discussed in more detail in Note 5 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

        Income Tax Expense.    The $199.7 million increase in income tax expense was due to our higher pre-tax income generated in 2006.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

        Subscribers.    The decrease in average monthly subscriber churn to 1.52% and the 319,000 decrease in gross subscriber additions during the six months ended June 30, 2006 are primarily due to more stringent credit policies we implemented over the last several quarters, and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of DIRECTV subscribers. Our gross subscriber additions were also negatively affected by increased competition. The 350,000 reduction in the number of net new subscribers was primarily due to the lower number of gross subscriber additions.

        Revenues.    The $750.5 million increase in revenues to $6,511.8 million resulted from the larger subscriber base and higher ARPU. The 5.7% increase in ARPU to $70.73 resulted primarily from programming package price increases, higher mirroring, lease, DVR and HD programming fees, and an increase in advertising revenues.

        Operating Costs and Expenses.    Our total operating costs and expenses decreased $14.6 million to $5,375.1 million during the six months ended June 30, 2006 due mostly to the capitalization of $339.3 million of set-top receivers in 2006 under our new lease program, lower subscriber acquisition costs resulting from a decrease in gross subscriber additions, and lower general and administrative costs. These decreases were partially offset by higher programming costs, increased upgrade and retention costs, and higher subscriber service and depreciation expenses.

        Our broadcast programming and other costs increased $358.6 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls due primarily to an increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and other products, and the additional costs of operating satellites launched in 2005.

        The $398.8 million decrease in subscriber acquisition costs was primarily due to the decrease in gross subscriber additions and the capitalization of $199.4 million of leased set-top receivers.

        The $38.5 million decrease in upgrade and retention costs resulted primarily from the capitalization of $139.9 million of leased set-top receivers hardware, partially offset by increased volume under our movers and HD upgrade programs.

        The decrease in general and administrative expenses resulted mainly from lower bad debt expense and legal costs in 2006 and severance costs incurred in 2005.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and satellites launched in 2005, and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $801.1 million was primarily due to the gross profit generated from the higher revenues, the capitalization of $339.3 million of set-top receivers under the lease program and fewer gross subscriber additions, partially offset by an increase in upgraded retention costs. The increase in operating profit of $765.1 million was primarily due to higher operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

        Interest Income and Expense.    The $27.2 million increase in interest income was due to higher average cash balances and increased interest rates. The $4.9 million decrease in interest expense was primarily due to an increase in capitalized interest related mostly to an increase in capitalized costs for satellites under construction, partially offset by higher average interest rates. We recorded capitalized interest of $26.2 million for the six months ended June 30, 2006 and $9.5 million for the six months ended June 30, 2005.

        Other Expense.    Other Expense included a charge of $64.9 million related to our refinancing transaction in the second quarter of 2005 discussed in more detail in Note 5 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

        Income Tax Expense.    The $329.0 million increase in income tax expense was due to our higher pre-tax income generated in 2006.

Liquidity and Capital Resources

        We generally fund our cash requirements from cash on-hand and cash generated by our operations. However, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We also have up to $500.0 million of borrowing capacity under our revolving credit facility.

        At June 30, 2006, we had cash and cash equivalents of $1,401.2 million compared to $1,164.8 million at December 31, 2005. The $236.4 million increase in cash and cash equivalents during 2006 resulted primarily from $935.7 million in cash provided by operating activities, partially offset by $663.6 million of cash paid for satellites, property and equipment and subscriber leased equipment and $35.6 million of cash used to repay debt and other long-term obligations.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.25 at June 30, 2006 compared to 1.04 at December 31, 2005. Working capital increased $460.6 million to $558.0 million at June 30, 2006 from $97.4 million at December 31, 2005. The change was primarily due to increased cash and cash equivalents and lower current liabilities resulting mostly from a decrease in accounts payable and accrued liabilities, partially offset by the decrease in inventories, accounts receivable and deferred income taxes.

        On July 14, 2006 we paid a $300.0 million dividend to The DIRECTV Group from available cash and cash equivalents.

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

        We may incur additional borrowing in the future to provide additional dividends to our Parent to fund potential significant wireless broadband strategic investment opportunities should they arise or to fund its share repurchase program if the amount of authorized purchases significantly increases.

Notes Payable and Credit Facilities

        At June 30, 2006, we had $3,410.5 million in total outstanding borrowings, bearing a weighted average interest rate of 7.02%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in the Notes to the Consolidated Financial Statements in Item 8, Part II of our Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $5.0 million in the remainder of 2006; $10.1 million in 2007; $47.6 million in 2008; $97.6 million in 2009; $297.5 million in 2010; and $2,949.7 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2005 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2006.

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

Security Ratings

        On April 4, 2005, Moody's Investors Service, or Moody's, assigned a Ba1 rating to our senior secured credit facility. In addition, Moody's affirmed our Ba2 Corporate Family Rating and Ba2 senior unsecured ratings. All ratings remain on stable outlook.

        On April 5, 2005, Standard and Poor's Ratings Services assigned a BB rating to our new senior secured credit facility and affirmed our BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended June 30,

2006 or subsequent thereto, but before the filing of this report, are summarized below. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 8, 2006 and our Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We have filed post-judgment motions with the trial court seeking judgment in our favor as a matter of law. If these motions are denied, we intend to file an appeal to the Court of Appeals for the Federal Circuit. We are required to post security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal, and a bond has been submitted to the District Court in the amount of $126.7 million. We also intend to seek approval to make payments for the compulsory license into escrow during this period.

        Based on our review of the record in this case, including discussion with and analysis by counsel, the merits of our post-judgment motions and the bases for our appeal, we have determined that we have a number of strong arguments available to challenge the outcome of this matter on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.

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

DIRECTV HOLDINGS LLC (Registrant)
Date: August 8, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: August 8, 2006	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2006
Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2005
Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2006
Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2005
Condensed Consolidating Balance Sheet As of June 30, 2006
Condensed Consolidating Balance Sheet As of December 31, 2005
Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2006
Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2005
PART II—OTHER INFORMATION
SIGNATURE