Form 10-K
period 2006-12-31
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2007-03-01
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-106529

DIRECTV HOLDINGS LLC
DIRECTV FINANCING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DIRECTV Holdings LLC—Delaware DIRECTV Financing Co., Inc.—Delaware	25-1902628 59-3772785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California	90245
(Address of Principal Executive Offices)	(zip code)

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

DIRECTV HOLDINGS LLC

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

        News Corporation, through its wholly-owned subsidiary Fox Entertainment Group, Inc., owns approximately 38% of our Parent's outstanding common stock. On December 22, 2006, News Corporation announced an agreement with Liberty Media Corporation, or Liberty, to exchange certain assets, including its stake in our Parent company, for News Corporation shares held by Liberty. The transaction is subject to certain regulatory approvals and must be approved by certain stockholders of News Corporation, but is expected to be consummated in the second half of 2007.

        We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. We provide over 16 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to our subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our subscribers more than 1,700 digital video and audio channels, including about 185 basic entertainment channels including over 70 XM Satellite Radio music channels, 31 premium movie channels, over 35 regional and specialty sports networks, an aggregate of over 1,300 local channels, over 95 Spanish and other foreign language special interest channels, and over 45 pay-per-view movie and event choices. Although we distribute over 1,300 local channels, a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2006, we provided local channel coverage in standard definition to approximately 142 markets, covering about 94% of U.S. television households.

        In addition, as of December 31, 2006, we provided high definition, or HD, local channels in 49 markets representing 65% of U.S. TV households, as well as ten national HD television channels. With the expected launch of two additional satellites, we expect to have the most HD capacity in the industry.

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

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either us, our national retailers, independent satellite television retailers or dealers, or regional Bell operating companies, or RBOCs. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of our lease program on March 1, 2006.

        The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate our service by contacting us and subscribing to one of our programming packages.

Key Strengths

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

  •
  Leading Brand Name.    Results from a study we commissioned in 2006 indicated that over 92% of consumers in the United States are aware of our service. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum that will provide us with the capability to offer up to 1,500 local HD channels, as well as 150 national HD channels after the successful launch of the DIRECTV 10 satellite in mid 2007 and the DIRECTV 11 satellite in early 2008.

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

  •
  Valuable Orbital Slots and Satellite-Based Technology.    We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

          In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been and will be launched into these orbital slots substantially increased our channel capacity, allowing us to introduce what we expect to be the most HD programming across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a leased orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

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

  •
  Expand High-Definition Programming.    We believe that having the most comprehensive offering of HD programming will provide us with a significant competitive advantage in a market segment that is expected to experience continued rapid growth. We will have the capacity to offer the most extensive HD programming upon the successful launch of DIRECTV 10 in mid 2007 and DIRECTV 11 in early 2008. With these satellites, we will be capable of broadcasting more than 1,500 local and 150 national HD channels. Subscribers receiving local HD channels will generally only receive such channels in their home market.

  •
  Offer Exclusive Content and Create Compelling New Programming.    We offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET, which allows subscribers to watch up to 14 games each week, most in HD. We have also recently signed agreements to be the exclusive MVPD provider of NCAA MEGA MARCH MADNESS®. Our customers purchasing the NCAA MEGA MARCH MADNESS package receive up to 37 out-of-market broadcasts, including those in HD, from the first three rounds of the NCAA men's basketball tournament. We expect to continue to launch new programming that will differentiate us from the competition. For example, in 2006, we launched The 101, a channel dedicated to the broadcast of exclusive content including series such as Project MyWorld and CD USA, and concert performances by top-rated artists. Also, along with key strategic partners, we launched the Championship Gaming Series, a new professional video gaming league that uses new technology to take viewers inside the actual game competitions.

    •
    Launch Enhanced and Interactive Services.    We believe that enhanced and interactive services play an important role in our subscriber experience. For example, in 2005, we launched several DIRECTV Mix Channels (one each for news and sports) that enable subscribers to view up to eight live channels in each genre all on one screen. We also introduced Mix Channels and interactive services for the NFL SUNDAY TICKET package. In 2006, we offered the first-ever interactive TV coverage of Major League Baseball on the YES Network's broadcasts of New York Yankees regular season games. Also in 2006, we teamed up with USA Network and the U.S. Tennis Association to provide the first-ever interactive TV coverage of a major U.S. tennis event. In 2007, we introduced our exclusive NASCAR HOTPASS™ service, which offers five fully-produced channels allowing fans to follow five different drivers each with multiple camera angles, real-time statistics and team audio communications during NASCAR races.

    •
    Introduce Video-on-Demand Services.    We plan to introduce VOD services in 2007 for subscribers that have the new DIRECTV Plus® DVR and DIRECTV Plus® HD-DVR. We expect the service, named DIRECTV On-Demand, to have over 1,000 offerings of top programming from the major broadcast and cable networks, as well as movies that can be accessed from a customer's receiver, and programming that will be downloaded through a broadband connection.

    •
    Expand International Programming.    We continue to expand our international programming offerings because we believe there is an underserved market for these services in the United States. We now offer over 95 international channels in 18 languages. We believe we have leading programming packages in the following languages: Cantonese, Filipino, Hindi, Korean, Russian, Spanish, Ukrainian and Vietnamese.

  •
  Technology Leadership.    We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber-friendly and also reduce costs. We believe that advancements in technology will drive subscriber demand for enhanced digital video recorders, or DVRs, and HD equipment, a whole-house entertainment solution, and portable devices.

  •
  Enhance DVR and HD Equipment.    A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. In 2005, we introduced our own DVR, the DIRECTV Plus DVR, that provides subscribers with advanced features including interactive services and increased storage capacity. In late 2005, we introduced a new HD receiver and dish antenna, and in 2006, we introduced a combined HD-DVR, all with the capability to receive HD programming from the Ka-Band orbital slots using MPEG-4 compression technology. We expect to continue introducing DVR and HD receivers with industry-leading features and functionality.

  •
  Introduce Whole-House and Portable Services.    We believe that it is important for our subscribers to have multiple ways to access our programming throughout the home and on devices other than the TV. In 2007, we expect to introduce a service that allows subscribers with the DIRECTV Plus HD-DVR to access applications such as pictures and music from their personal computer that is equipped with the Intel® Viiv™ software. Also in 2007, we expect to rollout small portable devices, such as DIRECTV® Sat-Go and handheld devices that will enable remote viewing of our programming and services. We also expect to introduce a home media center in 2008 that will provide HD and standard-definition DVR functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television set in a household.

  •
  Enhance Sales and Marketing, Customer Service, Distribution and Installation.    We intend to continue to grow our subscriber base and reduce churn by enhancing our sales and marketing, improving the credit quality of our subscribers base, and improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.    We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. Beginning in the second half of 2007, we expect that our expanded HD programming will increase sales from customers purchasing HD programming packages. We also intend to have a greater emphasis on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on demographics and geography.

  •
  Reduce Churn and High-Risk Subscribers.    We believe that in order to achieve further reductions in churn, we must continue to improve the overall quality of our subscriber base by implementing additional credit and identification screening policies and reviewing these on an ongoing basis to determine whether future changes are appropriate to help ensure that the quality of our subscriber base continues to improve. Another important factor in reducing churn is to continue increasing the penetration levels of customers purchasing HD and DVR services.

  •
  Improve Customer Service, Distribution and Installation.    We expect to attain ongoing improvements in customer service, distribution and installation services by continuing to take a greater role in these functions. For example, we have assumed a greater control of our subscribers' experiences by opening four owned and operated customer call centers. In addition, we have increased our direct sales from 25% of total gross subscriber additions in 2005 to 34% in 2006. We have also significantly increased the number of in-home visits performed by our Home Services Providers (HSPs) from 57% in 2003 to approximately 90% in 2006. The HSP network is comprised of approximately 16,000 installers and technicians from nine companies whom we have agreements with to service both new and existing customers.

Infrastructure

        Satellites.    We currently have a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. We have eight satellites at the following orbital locations: 101° WL (four), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have Ka-Band satellites at our 99° WL and (one) 103° WL (one) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada. As a part of the arrangement with Telesat, we have transferred two satellites, both of which are nearing the end of their useful lives and which we previously used as in-orbit spares, to orbital locations controlled by Telesat, for use by Telesat for its own services broadcast into Canada.

        Satellites Under Construction.    We currently have three satellites under construction and plan to launch DIRECTV 10 satellite in mid 2007, and DIRECTV 11 in early 2008. These two satellites will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services, and standard-definition programming. Once launched, these satellites will operate from the Ka-Band orbital locations. The third satellite, DIRECTV 12, will serve as a ground spare.

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

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We have purchased launch insurance for DIRECTV 10 and DIRECTV 11. We do not currently expect to purchase in-orbit insurance for these satellites. As of December 31, 2006, the net book value of in-orbit satellites was $1,335.7 million, of which $947.6 million was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure our digital quality, and transmit content to our satellites, we built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built four uplink facilities which are used to provide local channels. One additional uplink center is being built so that we may continue to expand local HD programming. Our broadcast centers receive programming from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    DIRECTV HOME SERVICES® third party installation and service network performs installation, upgrades and other service call work for us. For the year ended December 31, 2006, these HSPs performed approximately 90% of all in-home visits with over 16,000 technicians from nine outsourced companies around the United States. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional subscriber installations. We set the quality of installation and service standards, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third party installation network.

        Customer Service Centers.    As of December 31, 2006, we used 31 customer service centers employing over 17,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, ClientLogic Operating Corporation and N.E.W. Customer Service Companies, Inc. We currently operate four customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; and Missoula, Montana, that employ approximately 4,200 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, RBOCs, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for attaining and retaining subscribers.

  •
  Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the National Cable & Telecommunications Association's Mid-Year 2006 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 94 million, subscribe to a MVPD service and approximately 69% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD local channels, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    We also compete with EchoStar Communications Corporation, which had about 13 million subscribers at the end of 2006, representing 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States. SES Americom, Inc., for example, is the licensee of U.S. frequencies that can be used to offer DTH service, and has petitioned the FCC for a declaratory ruling to allow it to provide service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

  •
  Regional Bell Operating Companies.    Several RBOCs have started to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, AT&T Inc. has begun to deploy fiber optic lines to neighborhoods and expects to have the capability to serve approximately 18 million of its customers by 2008, and at the end of 2006, Verizon announced it had the capability to serve six million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill. AT&T recently acquired BellSouth Corporation, which could adversely affect our marketing relationship with BellSouth.

  •
  Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. For example, Google Inc. has launched an online video service offering a wide variety of both free and pay-per-view content, and Starz Entertainment Group LLC, a provider of movie services to MVPD providers, launched an Internet-based movie subscription service. In addition, Google recently purchased YouTube, a popular video sharing website. In the summer of 2006, it was reported that YouTube was one of the fastest growing websites, with over 20 million visitors each month and 100 million video clips being viewed every day. In early 2007, Apple Inc. announced a partnership to distribute Paramount films through iTunes, its online video download store and introduced Apple TV, a set-top box/router which enables consumers to stream iTunes content, including movies and music from computers to TVs. There are also several similar initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

  •
  Terrestrial Wired and Wireless Providers.    Broadband services providers, wireless systems, portable handheld devices and satellite master antenna television systems currently offer or could offer in the future MVPD and program distribution technologies in competition with us. For example, in 2005, Apple introduced a service where customers can download various ABC and NBC television shows the day after they air on television to Apple's portable iPod® device for $1.99 and in early 2007, Apple announced the iPhone, capable of downloading and playing film content.

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

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

        We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures, including potential wireless broadband investments or alliances, in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies with which we can jointly provide services to our subscribers.

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

        All of our satellites and earth stations are or have been licensed by the FCC. Currently, three of our satellites are licensed by the government of Canada. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

        Currently we have several applications pending before the FCC, including applications to launch and operate future satellites to support our services. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC continues to assess whether cable operators, and possibly DBS operators, must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HD signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Also, the FCC adopted rules requiring DBS operators with more than five million subscribers to carry the digital signals of all local stations in the states of Alaska and Hawaii (both HD and multicast) by June 8, 2007. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

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

  •
  Emergency Alert System.    The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC recently released an order requiring satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and depending on how it is implemented, could inconvenience or confuse our viewers.

  •
  Spectrum Allocation and License Assignment Rules.    We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 BSS Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

          On June 23, 2006, the FCC released proposed service and licensing rules for the Broadcasting Satellite Service, or BSS, in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. FCC decisions on orbital spacing of reverse band satellites, eligibility to operate such satellites, and other matters may, however, render this spectrum less useful to us.

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

          On August 18, 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites—satellites that would operate in the same DBS uplink and downlink frequency bands as us, from orbital positions located in between those now assigned to the DBS service. This rulemaking follows applications by SES and Spectrum Five LLC to operate tweener satellites. Under rules that the FCC is considering, a provider could, by complying with certain technical restrictions, operate a satellite in between two orbital locations where we have already positioned our satellites without completing coordination of its operations with us and without demonstrating that such operations would not "affect" us as that term is defined by the ITU. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to our current and planned operations and impose a significant constraint on the further growth of our U.S. DBS service. We cannot predict what, if any action, the FCC may take or the effect of such a proceeding on our business.

          On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over our opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5° WL orbital location, only 4.5° away from our DBS satellites operating at the 110° WL and 119° WL orbital locations. While the Bureau limited Spectrum

  Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. We have sought review of the Bureau's order by the full FCC.

          The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which include DIRECTV 5, DIRECTV 8, DIRECTV 7S, DIRECTV 9S, SPACEWAY 1, and SPACEWAY 2. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight reduction in the operational life of each new satellite.

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

  •
  FCC Conditions Imposed In Connection With the News Corporation Transactions.    The FCC approved the acquisition by News Corporation of its equity investment in our Parent in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on our service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

  •
  International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

  •
  Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission to (1) review and monitor compliance with telemarketing laws by any companies it authorizes to do telemarketing, as well as by independent retailers, (2) investigate and respond to complaints about alleged improper telemarketing and (3) terminate our relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

        In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS dish receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas, if necessary, to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

INTELLECTUAL PROPERTY

        All DIRECTV Group companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by us, all of our intellectual property is owned by The DIRECTV Group for the benefit of all of its subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. The DIRECTV Group presently holds over 1,600 issued patents worldwide relating to our past and present businesses, including over 200 patents developed by, or otherwise relating to, our businesses. The DIRECTV Group holds a worldwide portfolio of over 665 registered trademarks, including over 450 foreign registrations related to our name and the Cyclone Design. In addition, we hold over 95 U.S. trademark registrations relating to our business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of our business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2007. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

EMPLOYEES

        As of December 31, 2006, we had approximately 6,700 full-time and 200 part-time employees. We believe that our employee relations are good. None of our employees is represented by labor unions.

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

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities due to competition for launch slots, weather and also due to general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. The overall historical loss rate in our industry for all launches of commercial satellites in fixed orbits in the last five years is estimated to be 5% but may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself and not the business interruption or other associated direct and indirect costs. We do not currently expect to purchase in-orbit insurance for any of our satellites scheduled for launch in 2007 and 2008.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites, as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient for our business purposes. Any single anomaly or series of anomalies could materially adversely affect our operations and revenues, and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

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

        Generally, the minimum design life of the satellites in our fleet is between 12 and 16 years. The actual useful lives of the satellites may be shorter, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have in-orbit satellite capacity to expeditiously recover transmission of most of our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

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

        We compete in the MVPD industry against cable television, RBOCs, wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's Mid-Year 2006 Industry Overview, 108 million of the 110 million U.S. television households, or 99%, are passed by cable. Of the 110 million U.S. television households, approximately 94 million, subscribe to a MVPD service and approximately 69% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

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

        We do not currently offer local channel coverage to markets covering approximately six percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming.

        Various RBOCs have deployed fiber optic lines directly to customers' homes or neighborhoods and to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these RBOCs also sell our service as a bundle with their voice and data services. The existence of a new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge. Should their deployment of fiber optic lines for video grow substantially, we may be unable to develop other distribution methods to make up for lost sales through the RBOCs.

        AT&T recently acquired BellSouth, one of the RBOCs that sells our service. AT&T has a similar arrangement with EchoStar. It is possible that, as a result of this transaction, our arrangements with BellSouth might be adversely affected.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition, could materially adversely affect our revenues and earnings or otherwise disrupt our business.

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

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. The cable providers have asserted that they are not required to provide such programming due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. Challenges to this interpretation of the Communications Act have not been successful, and we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC recently addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast

Corporation, it is not clear that such provisions will be sufficient to assure our continued access to this programming on fair and nondiscriminatory terms.

Carriage requirements may negatively affect our ability to deliver local broadcast stations, as well as other aspects of our business.

        The FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. Compliance with these FCC requirements may require costly upgrades to our broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

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

        We incur costs relating to subscribers acquired by us and subscribers acquired through third-parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including involuntary churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings.

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

        New technologies could also create new competitors for us. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have begun rolling out video services. We may not be able to compete successfully with new entrants in the market for video services.

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

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. However, we cannot guarantee that the new card will prevent the theft of our satellite programming signals. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If we cannot promptly correct a compromise of our conditional access technology, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

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

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given and that adverse outcome would not be material to our consolidated financial position.

        See "Legal Proceedings-Intellectual Property Litigation" in Part I, Item 3 of this Annual Report.

The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

        If we do not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of our existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, our ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

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

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and conditional authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to our subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

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

The principal stockholder of our Parent has significant influence over our management and over actions requiring stockholder approval and its interests may differ from ours.

        As of December 31, 2006, News Corporation held approximately 38.3% of the issued and outstanding shares of our Parent's common stock. K. Rupert Murdoch, Chairman and Chief Executive of News Corporation, is the Chairman of our Parent's Board of Directors, and Chase Carey, who is currently a director of and was formerly employed by News Corporation, is our President and Chief Executive Officer and a member of our Board of Directors. Additionally, two other current News Corporation executives are members of our Parent's Board of Directors. As a result, News Corporation has significant influence relating to our management and actions that require stockholder approval. The interests of News Corporation may differ from the interests of other holders of our Parent's common stock. The extent of New Corporation's stock ownership in our Parent also may have the effect of discouraging offers to acquire control of us and may preclude holders of our Parent's common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our Parent.

        On December 22, 2006, News Corporation agreed to exchange its stake in our Parent with Liberty in exchange for shares of News Corporation held by Liberty. The transaction, subject to various conditions, is currently expected to be completed in the second half of 2007. Under the transaction agreement, News Corporation has agreed that at closing, its three director designees will resign as directors of our Parent. It is expected that Liberty will seek election of its director designees to our Parent's Board of Directors. As a result, if the transaction is completed and Liberty director designees are elected, Liberty is expected to have significant influence relating to our management and actions that require stockholder approval. The proposed interests of Liberty may differ from the interests of other holders of our Parent's common stock. The extent of Liberty's stock ownership in our Parent also may have the effect of discouraging offers to acquire control of our Parent and may preclude holders of our Parent's common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our Parent.

        News Corporation has agreed to certain "standstill" provisions relating to DIRECTV during the pendency of the transaction with Liberty, which may have the effect of limiting significant transactions with third parties which would require stockholder approval.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2006, we had 30 locations operating in 18 states and 27 cities in the United States. At such date, we owned approximately two million square feet of space and leased approximately one million square feet of space. The major locations include six administrative offices, two broadcast centers and four call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2006 or subsequent thereto, but before the filing of this report, are summarized below:

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

        In this connection, on April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC,

DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be paid and held in escrow pending outcome of the appeal. Through December 31, 2006, the amount of the compulsory license fee amounted to $12.1 million, which was paid into escrow.

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

***

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previous reported legal proceedings were terminated during the fourth quarter ended December 31, 2006.

***

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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

ITEM 6.    SELECTED FINANCIAL DATA

        Omitted.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Information in this section is organized as follows:

  •
  Summary Results of Operations and Financial Condition
  •
  Significant Events Affecting the Comparability of the Results of Operations
  •
  Key Terminology Used in Management's Discussion and Analysis of Financial Condition and Results of Operations
  •
  Executive Overview and Outlook
  •
  Results of Operations
  •
  Liquidity and Capital Resources
  •
  Contractual Obligations, Off-Balance Sheet Arrangements and Contingencies
  •
  Certain Relationships and Related Party Transactions
  •
  Use of Estimates in the Preparation of Consolidated Financial Statements
  •
  Accounting Changes and New Accounting Pronouncements
  •
  Security Ratings

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,744.0	$12,216.1	$9,763.9
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,830.4	5,050.1	4,010.5
Subscriber service expenses	1,057.1	935.4	740.2
Broadcast operations expenses	179.3	145.8	129.7
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,844.5	2,675.8	2,644.9
Upgrade and retention costs	851.7	1,106.5	993.2
General and administrative expenses	760.3	802.3	662.3
Depreciation and amortization expense	873.0	698.2	561.2

Total Operating Costs and Expenses	11,396.3	11,414.1	9,742.0

Operating Profit	2,347.7	802.0	21.9
Interest income	68.7	25.5	13.9
Interest expense	(218.1)	(227.4)	(206.0)
Other expense	(2.9)	(66.7)	—

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	2,195.4	533.4	(170.2)
Income tax (expense) benefit	(839.5)	(208.1)	61.3

Income (Loss) Before Cumulative Effect of Accounting Change	1,355.9	325.3	(108.9)
Cumulative effect of accounting change, net of taxes	—	—	(311.5)

Net Income (Loss)	$1,355.9	$325.3	$(420.4)

Other Data:
Operating Profit	$2,347.7	$802.0	$21.9
Add: Depreciation and amortization expense	873.0	698.2	561.2

Operating Profit Before Depreciation and Amortization(1)	$3,220.7	$1,500.2	$583.1

Operating Profit Before Depreciation and Amortization—Margin(1)	23.4%	12.3%	6.0%
Net Cash Provided by Operating Activities	$2,342.4	$1,283.2	$424.5
Net Cash Used in Investing Activities	(1,778.8)	(749.9)	(1,633.6)
Net Cash (Used in) Provided by Financing Activities	(372.7)	597.0	827.9
Net Cash Provided by Operating Activities	$2,342.4	$1,283.2	$424.5
Less: Cash paid for property and equipment	(503.6)	(380.5)	(249.0)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(598.6)	—	—
Less: Cash paid for subscriber leased equipment—upgrade and retention	(472.9)	—	—
Less: Cash paid for satellites	(222.3)	(366.6)	(422.5)

Free cash flow(2)	$545.0	$536.1	$(247.0)

(1)
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

  Operating Profit Before Depreciation and Amortization—Margin is calculated by dividing Operating Profit Before Depreciation and Amortization by Revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment", "Cash paid for subscriber leased equipment—subscriber acquisitions", "Cash paid for subscriber leased equipment—upgrade & retention" and "Cash paid for satellites" from "Net Cash Provided by Operating Activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and The DIRECTV Group use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

        Lease Program.    On March 1, 2006, we introduced a new set-top receiver lease program. Under this program, set-top receivers leased to new and existing subscribers are capitalized and depreciated over their estimated useful lives of three years. Our subscribers who lease their set-top receivers pay a monthly lease fee for each set-top receiver leased in lieu of a monthly mirroring fee. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing subscribers upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of our lease program, most of the set-top receivers provided to new and existing subscribers are leased. We capitalized $598.6 million of set-top receivers leased to new subscribers and $472.9 million of set-top receivers leased to existing subscribers during the year ended December 31, 2006 under the new lease program. Depreciation expense on these capitalized receivers was $147.3 million for the year ended December 31, 2006.

        Pegasus and NRTC Transactions.    During the third quarter of 2004, we completed the acquisition of all Pegasus and NRTC subscribers, as described in Note 3 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which resulted in our recording a subscriber related intangible asset of $951.3 million from the Pegasus transaction that we are amortizing over the estimated average subscriber lives of five years, and a subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction that we are amortizing over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, annual amortization expense would have increased by approximately $60.0 million.

        Effective June 1, 2004, we and the NRTC agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, we agreed to pay the NRTC approximately $4.4 million per month through June 2011. As a result of this agreement, we have the right to sell our service in all territories across the United States. We are amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the terminated service distribution agreement of seven years.

        Long-Term Purchase Agreement.    As part of The DIRECTV Group's sale of Hughes Network Systems, Inc.'s, or HNS', set-top receiver manufacturing operations to Thomson in June 22, 2004, we entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this agreement, we received approximately $200 million in cash from Thomson, which was deferred and is being recognized as set-top receivers purchased from Thomson under the contract are activated. In addition, we can earn additional rebates from Thomson based on aggregate purchases of set-top receivers. See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion of the above described transactions.

        Financing Transactions.    During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a pre-tax charge to "Other expense" in the Consolidated Statements of Operations of $64.9 million ($40.1 million after tax), of which $41.0 million was associated with the premium that we paid for the redemption of a portion of our 8.375% senior notes and $23.9 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs. As a result of the refinancing transactions, which included a capital contribution from The DIRECTV Group, our debt increased $136.7 million and cash increased $629.3 million, net of the premium paid and transaction costs. See Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion of our refinancing transactions.

        Accounting Change.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. See "Accounting Changes" in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for additional information. In 2004, we recorded a $311.5 million charge in "Cumulative effect of accounting changes, net of taxes."

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, pay-per-view programming, seasonal and live sporting events and DVR, and HD programming fees. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active our subscribers, warranty service costs and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also, included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of our set-top receivers and other system equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, RBOCs and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new our subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisition activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-subscriber acquisitions."

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-upgrade and retention."

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by the average number of our subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. For 2004, average subscribers include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates we acquired the subscribers through December 31, 2004.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers subsequent to the purchase of those subscribers in 2004.

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers and subscribers who are in the process of relocating.

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and "Cash paid for subscriber leased equipment-subscriber acquisitions" during the period. We exclude the 1.4 million subscribers purchased as part of the NRTC and Pegasus transactions during 2004, as well as gross new subscribers added in the former NRTC and Pegasus territories prior to the completion of the transactions, from gross new subscribers used in the calculation of SAC for 2004.

EXECUTIVE OVERVIEW AND OUTLOOK

        Revenues.    In 2006, our revenue increased by 12.5% due to a larger subscriber base and a 5.9% increase in ARPU. In 2007, we anticipate revenues will increase by 10% or more due to an increase in total subscribers and ARPU growth of 5.0% or more due to price increases and higher penetration of advanced products. After accounting for churn, our net new subscriber additions in 2006 were 820,000 which increased our total subscriber base by 5.4% to 15.95 million customers. In 2007, we expect net new subscriber additions to remain relatively consistent with 2006. We expect average monthly subscriber churn to improve in 2007 to closer to 1.50% as compared to average monthly subscriber churn of 1.60% for 2006. We expect churn to improve due to our continuing efforts to limit the number of high risk subscribers added to our platform, an increase in the number of HD and DVR subscribers, and initiatives to further improve customer service.

        Operating Results.    In 2006, our operating profit before depreciation and amortization more than doubled to $3,220.7 million and operating profit before depreciation and amortization margin improved from 12.3% in 2005 to 23.4%, primarily due to the capitalization of set-top receivers under the lease program introduced on March 1, 2006, lower subscriber acquisition costs due to fewer gross subscriber additions, and a reduction in general and administrative expenses mostly related to lower bad debt expense.

        In 2007, we anticipate a 15% to 20% increase in operating profit before depreciation and amortization primarily due to the expected increase in revenues partially offset by higher operating costs and expenses principally due to higher programming costs from annual programming rate increases, the larger subscriber base and the added cost of new programming contracts. Subscriber services, broadcast operations and general and administrative expenses are also expected to increase in 2007 primarily due to the larger subscriber base and expenses related to the planned rollout of additional HD channels.

        We also expect operating profit before depreciation and amortization margin to increase 1% to 2% in 2007 compared with 2006. Subscriber acquisition, upgrade and retention, subscriber services, and general and administrative expenses as a percentage of revenue are expected to decline due primarily to increased scale and efficiencies. These improvements will be partially offset by lower programming margin due to the increased programming costs discussed above and higher broadcast operations expenses relative to revenues due to the rollout of additional HD channels.

        Operating profit in 2007 is expected to be relatively consistent with the $2,347.7 million generated in 2006, as the anticipated higher operating profit before depreciation and amortization is expected to be offset by the higher depreciation and amortization expense resulting from the set-top receiver lease program.

        Additional Information.    We expect upgrade and retention costs incurred, including those capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged with respect to the approximately $1,250 million spent in 2006. In addition, we expect subscriber acquisition cost per gross new subscriber (SAC) during 2007 to be within the range of $650 to $700 compared to $641 in 2006 primarily due to an anticipated increase in the percentage of new subscribers leasing advanced set-top boxes. The amount of upgrade and retention and subscriber acquisition costs capitalized for new subscribers under the lease program is also expected to be higher due to the full year effect of the lease program and an increase in the penetration of advanced set-top boxes.

        Free Cash Flow.    In 2006, we generated $545.0 million of positive free cash flow, defined as net cash provided by operating activities less cash paid for property, subscriber leased equipment and satellites. During 2007, we expect an increase in free cash flow from 2006 due to an increase in operating profit before depreciation and amortization, partially offset by higher capital expenditures for leased subscriber equipment and for broadcast equipment to support the launch of new local HD channels, and an increase in cash paid for income taxes.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

        Subscribers.    The following table provides our key subscriber data:

	2006	2005	Change	% Change
Total number of subscribers (000's)	15,953	15,133	820	5.4%
Gross subscriber additions (000's)	3,809	4,170	(361)	(8.7)%
Net subscriber additions (000's)	820	1,193	(373)	(31.3)%
Average monthly subscriber churn %	1.60%	1.70%	—	(5.9)%

        The decrease in average monthly subscriber churn to 1.60% and the 361,000 decrease in gross subscriber additions in 2006 were primarily due to more stringent credit policies we implemented beginning in the second quarter of 2005, and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of our subscribers. Our gross subscriber additions and churn were also affected by increased competition. The 373,000 reduction in the number of net new subscribers was mainly due to the lower number of gross subscriber additions.

        Revenues.    The following table provides our revenues and ARPU:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,744.0	$12,216.1	$1,527.9	12.5%
ARPU	$73.74	$69.61	$4.13	5.9%

        Our revenues increased $1,527.9 million to $13,744.0 million resulting from higher ARPU and the larger subscriber base. The 5.9% increase in ARPU to $73.74 resulted primarily from price increases on programming packages and an increase in the number of subscribers paying mirroring, lease, DVR and HD programming fees and equipment upgrade fees.

        Total Operating Costs and Expenses.    The following table provides our operating costs and expenses:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	$5,830.4	$5,050.1	$780.3	15.5%
Subscriber service expenses	1,057.1	935.4	121.7	13.0%
Broadcast operations expenses	179.3	145.8	33.5	23.0%
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,844.5	2,675.8	(831.3)	(31.1)%
Upgrade and retention costs	851.7	1,106.5	(254.8)	(23.0)%
General and administrative expenses	760.3	802.3	(42.0)	(5.2)%
Depreciation and amortization expense	873.0	698.2	174.8	25.0%

Total Operating Costs and Expenses	$11,396.3	$11,414.1	$(17.8)	(0.2)%

Operating Profit Before Depreciation and Amortization	$3,220.7	$1,500.2	$1,720.5	114.7%
Average subscriber acquisition costs—per subscriber (SAC)	$641	$642	$(1)	(0.2)%

        Our total operating costs and expenses decreased from $11,414.1 million to $11,396.3 million in 2006 due mostly to the capitalization of $1,071.5 million of set-top receivers in 2006 under our new lease program, decreased subscriber acquisition costs resulting from lower gross subscriber additions, and lower general and administrative costs. These decreases were partially offset by higher broadcast programming and other costs, and higher subscriber service, depreciation and amortization, and broadcast operations expenses. Operating costs and expenses as a percentage of revenues decreased from approximately 93% in 2005 to 83% in 2006, primarily due to the capitalization of set-top receivers under the lease program introduced on March 1, 2006, lower subscriber acquisition costs due to fewer gross subscriber additions and lower general and administrative costs.

        Our broadcast programming and other costs increased $780.3 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and launch of new advanced products.

        The $831.3 million decrease in subscriber acquisition costs was primarily due to the capitalization of $598.6 million of set-top receivers under our new lease program and lower gross subscriber additions in 2006. Including the cost of set-top receivers capitalized under our retention and upgrade programs, upgrade and retention costs incurred increased by $218.1 million in 2006 due mostly to increased volume under our HD and HD-DVR upgrade programs. This increase in upgrade and retention costs incurred was offset by the capitalization of $472.9 million of leased set-top receivers in 2006, resulting in a net decrease of $254.8 million compared to the prior year period. The $42.0 million decrease in general and administrative expenses resulted mainly from $122.6 million of lower bad debt expense, legal costs and severance costs in 2006, partially offset by an increase in inventory management costs, property taxes mostly associated with leased set-top receivers, and labor, and employee benefit costs.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        Operating Profit Before Depreciation and Amortization.    The improvement of operating profit before depreciation and amortization of $1,720.5 million was primarily due to the gross profit generated from the higher revenues, the capitalization of $1,071.5 million of set-top receivers under the lease program, fewer gross subscriber additions, and lower general and administrative expenses, partially offset by an increase in upgrade and retention costs.

        Operating Profit.    The increase in operating profit of $1,545.7 million was primarily due to higher operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

        Interest Income and Expense.    The $43.2 million increase in interest income was due to higher average cash balances and increased interest rates on our credit facility. The $9.3 million decrease in interest expense was primarily due to an increase in capitalized interest related mostly to an increase in capitalized costs for satellites under construction, partially offset by higher average interest rates. We recorded capitalized interest of $54.5 million in 2006 and $30.5 million in 2005.

        Other Expense.    The $63.8 million decrease in Other Expense was primarily from a $64.9 million charge related to our refinancing transaction in 2005.

        Income Tax Expense.    The $631.4 million increase in income tax expense was due to our higher pre-tax income generated in 2006.

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

        The increase in average monthly subscriber churn to 1.70% was primarily due to higher involuntary churn from higher risk subscribers acquired in 2004 and early 2005, and a more competitive marketplace. The 48,000 decrease in gross subscriber additions in 2005 was mainly due to more stringent credit policies implemented beginning in the second quarter of 2005. The 535,000 reduction in the number of net new subscribers was mainly due to higher churn on a larger subscriber base.

        Revenues.    The following table provides our revenues and ARPU:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,216.1	$9,763.9	$2,452.2	25.1%
ARPU	$69.61	$66.95	$2.66	4.0%

        Our revenues increased $2,452.2 million to $12,216.1 million resulting from higher ARPU on the larger subscriber base and the full year effect of the Pegasus and NRTC subscribers that we purchased in the second half of 2004. The 4.0% increase in ARPU to $69.61 resulted primarily from price increases on programming packages and higher mirroring fees from an increase in the average number of set-top receivers per subscriber.

        Total Operating Costs and Expenses.    The following table provides our operating costs and expenses:

			Change
	2005	2004	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation expense
Broadcast programming and other	$5,050.1	$4,010.5	$1,039.6	25.9%
Subscriber service expenses	935.4	740.2	195.2	26.4%
Broadcast operations expenses	145.8	129.7	16.1	12.4%
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,675.8	2,644.9	30.9	1.2%
Upgrade and retention costs	1,106.5	993.2	113.3	11.4%
General and administrative expenses	802.3	662.3	140.0	21.1%
Depreciation and amortization expense	698.2	561.2	137.0	24.4%

Total Operating Costs and Expenses	$11,414.1	$9,742.0	$1,672.1	17.2%

Operating Profit Before Depreciation and Amortization	$1,500.2	$583.1	$917.1	157.3%
Average subscriber acquisition costs—per subscriber (SAC)(1)	$642	$643	$(1)	(0.2)%

(1)
Gross subscriber additions used in the calculation of SAC do not include subscribers added in the former NRTC and Pegasus territories prior to the NRTC and Pegasus transactions in 2004.

        Our total operating costs and expenses increased $1,672.1 million to $11,414.1 million resulting primarily from higher costs for programming, subscriber service expenses, general and administrative expenses, depreciation and amortization expense, and customer upgrade and retention initiatives. Operating costs and expenses as a percentage of revenues decreased from 100% in 2004 to 93% in 2005 mostly due to the stabilization of costs in key areas such as subscriber acquisition, upgrade and retention.

        Our programming and other costs increased $1,039.6 million primarily as a result of the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased primarily as a result of the larger subscriber base.

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

        The $137.0 million increase in depreciation and amortization expense resulted primarily from higher amortization expense of $181.0 million resulting from the intangible assets recorded as part of the NRTC and Pegasus transactions, partially offset by lower depreciation expense resulting from assets becoming fully depreciated in 2005.

        Operating Profit Before Depreciation and Amortization.    The improvement of operating profit before depreciation and amortization of $917.1 million was primarily due to the gross profit generated from the higher revenues partially offset by an increase in upgrade and retention costs and general and administrative expenses.

        Operating Profit.    The improvement in operating profit of $780.1 million was primarily due to the increase in operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense.

        Interest Income and Expense.    The $11.6 million increase in interest income was due to higher average cash balances and increased interest rates. The $21.4 million increase in interest expense was primarily due to an increase in our outstanding borrowings and a higher interest rate on our credit facility. We recorded capitalized interest of $30.5 million in 2005 and $15.8 million in 2004.

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

        Income Tax (Expense) Benefit.    We recognized income tax expense of $208.1 million in 2005 compared to an income tax benefit of $61.3 million in 2004. The change in income tax (expense) benefit was primarily attributable to the change in income (loss) before income taxes and cumulative effect of accounting change.

LIQUIDITY AND CAPITAL RESOURCES

        We generally fund our cash requirements from cash on-hand and cash generated by our operations. We also have up to $500.0 million of borrowing capacity under our revolving credit facility, which is available to us through 2011. In addition, we have paid dividends, received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. In 2006, we paid a $300.0 million dividend to our Parent. In 2004, we received $1,075.0 million of cash from our Parent, which consisted of $200.0 million through a capital contribution and $875.0 million through additional borrowings, to fund the NRTC and Pegasus transactions. In the second quarter of 2005, we repaid the $875.0 million of borrowings from our Parent and received a $538.3 million capital contribution from our Parent to redeem a portion of our senior notes as part of our refinancing transactions discussed above in "Significant Events Affecting the Comparability of the Results of Operations."

        At December 31, 2006, we had cash and cash equivalents of $1,355.7 million compared to $1,164.8 million at December 31, 2005. The $190.9 million increase in cash and cash equivalents during 2006 resulted primarily from $2,342.4 million in cash provided by operations, partially offset by $1,797.4 million of cash paid for satellites, property and equipment and $67.1 million of payments made associated with our obligations to the NRTC and its members, as well as the $300.0 million dividend paid to our Parent discussed above.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.09 at December 31, 2006 and 1.04 at December 31, 2005. Working capital increased by $140.3 million to $237.7 million at December 31, 2006 from $97.4 million at December 31, 2005. The change was primarily due to our increase in cash described above, partially offset by an increase in accounts payable resulting from payment timing differences, higher accrued programming costs and an increase in income taxes payable.

        In 2006, we generated $545.0 million of positive free cash flow, defined as net cash provided by operating activities less, cash paid for property, subscriber leased equipment and satellites. During 2007, we expect an increase in free cash flow from 2006 due to an increase in operating profit before depreciation and amortization, partially offset by higher capital expenditures for leased subscriber equipment and for broadcast equipment to support the launch of new local HD channels, and an increase in cash paid for income taxes.

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

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our Term Loans under our senior secured credit facility.

        We may provide additional dividends to our Parent to fund its cash requirements, including share repurchase programs or other distributions to its shareholders, or to fund strategic transactions, which may include broadband investment opportunities. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends.

        Debt.    At December 31, 2006, we had $3,405.3 million in total outstanding borrowings, bearing a weighted average interest rate of 7.0%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Our notes payable and credit facility mature as follows: $10.1 million in 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011 and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility. We were not required to make a prepayment for the years ended December 31, 2006 and 2005.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

        Contractual Obligations.    The following table sets forth our contractual obligations as of December 31, 2006, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-Term Debt Obligations (Note 8)(a)	$4,928.5	$249.3	$617.1	$826.4	$3,235.7
Purchase Obligations (Note 13)(b)	4,601.8	1,066.1	1,896.1	1,502.2	137.4
Operating Leases Obligations (Note 13)(c)	172.3	30.0	54.4	42.1	45.8
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheets under GAAP (Notes 3 and 13)(d)	397.7	72.8	159.5	136.5	28.9

Total	$10,100.3	$1,418.2	$2,727.1	$2,507.2	$3,447.8

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2006, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

(b)
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

(d)
Other long-term liabilities consist of the amounts we owe to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions, capital lease obligations, including interest and satellite contracts.

        Contingencies.    For a discussion of "Contingencies," see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as our agreement with the NFL, to expense based on the ratio of each period's contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually. Estimates of forecasted revenues rely on assumptions regarding the number of subscribers to a given sporting events package and the estimated package price throughout the contract. While we base our estimates on past experience and other relevant factors, actual results could differ from our estimates. If actual results were to significantly vary from forecasted amounts, the profit recorded on such contracts in a future period could vary from current rates and the resulting change in profits recorded could be material to our consolidated results of operations.

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

        Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this transaction, as amended, we can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4.0 billion over the initial five-year contract term plus an additional one year optional extension period, or the Contract Term. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the Contract Term. We base our probability assessment for meeting the minimum purchase requirement on our current and future business projections, including our belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact our ability to earn the rebate. On a quarterly basis, we assess whether the rebate is probable over the Contract Term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the credit recognized to date as a charge to our Consolidated Statement of Operations and an increase in the capitalization of set-top receivers at the time such determination is made. See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for further discussion.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Baa range for Moody's Investors Service, or Moody's, and the BBB range for Standard & Poor's Ratings Services, or S&P, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        On April 4, 2005, in connection with our April 2005 refinancing transactions, Moody's assigned a Ba1 rating to our senior secured credit facility. In addition, it affirmed our Ba2 Corporate Family Rating and Ba2 senior unsecured ratings. On June 8, 2005, Moody's assigned a Ba2 rating to our 6.375% senior notes discussed in Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. On September 22, 2006, Moody's changed our senior secured rating from Ba1 to Baa3 and our senior unsecured rating from Ba2 to Ba3 in connection with the implementation of its new rating methodology. Our Corporate Family Rating was unchanged and all ratings remained on stable outlook. On December 22, 2006, Moody's affirmed our ratings, but changed our outlook from stable to negative, following the announcement of the pending transaction between News Corporation and Liberty.

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

        Interest Rate Risk.    We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $3,402.5 million at December 31, 2006, excluding the unamortized bond premium, which consisted of fixed rate borrowings of $1,910.0 million and variable rate borrowings of $1,492.5 million. As of December 31, 2006, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $15 million.

***

DIRECTV HOLDINGS LLC

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DIRECTV Holdings LLC
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in owner's equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 of the notes to the consolidated financial statements, effective January 1, 2004, DIRECTV Holdings LLC changed its method of accounting for subscriber acquisition, upgrade and retention costs.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2007

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Revenues	$13,744.0	$12,216.1	$9,763.9
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,830.4	5,050.1	4,010.5
Subscriber service expenses	1,057.1	935.4	740.2
Broadcast operations expenses	179.3	145.8	129.7
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,844.5	2,675.8	2,644.9
Upgrade and retention costs	851.7	1,106.5	993.2
General and administrative expenses	760.3	802.3	662.3
Depreciation and amortization expense	873.0	698.2	561.2

Total Operating Costs and Expenses	11,396.3	11,414.1	9,742.0

Operating Profit	2,347.7	802.0	21.9
Interest income	68.7	25.5	13.9
Interest expense	(218.1)	(227.4)	(206.0)
Other expense	(2.9)	(66.7)	—

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	2,195.4	533.4	(170.2)
Income tax (expense) benefit	(839.5)	(208.1)	61.3

Income (Loss) Before Cumulative Effect of Accounting Change	1,355.9	325.3	(108.9)
Cumulative effect of accounting change, net of taxes	—	—	(311.5)

Net Income (Loss)	$1,355.9	$325.3	$(420.4)

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,355.7	$1,164.8
Accounts receivable, net of allowances of $58.7 and $75.0	1,267.2	995.9
Inventories	140.3	281.4
Deferred income taxes	5.4	148.1
Prepaid expenses and other	140.4	136.9

Total Current Assets	2,909.0	2,727.1
Satellites, net	2,000.5	1,907.9
Property and Equipment, net	2,026.5	848.3
Goodwill	3,031.7	3,031.7
Intangible Assets, net	1,545.9	1,875.0
Other Assets	173.7	135.0

Total Assets	$11,687.3	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,401.9	$2,362.9
Unearned subscriber revenue and deferred credits	259.0	259.0
Current portion of long-term debt	10.4	7.8

Total Current Liabilities	2,671.3	2,629.7
Long-Term Debt	3,394.9	3,405.3
Other Liabilities and Deferred Credits	993.8	989.2
Deferred Income Taxes	239.8	204.4
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	3,786.1	4,050.9
Retained earnings (deficit)	601.4	(754.5)

Total Owner's Equity	4,387.5	3,296.4

Total Liabilities and Owner's Equity	$11,687.3	$10,525.0

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY

	Capital Stock and Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Owner's Equity	Comprehensive Income (Loss)
	(Dollars in Millions)
Balance at January 1, 2004	$2,798.9	$(659.4)	$—	$2,139.5
Net Loss		(420.4)		(420.4)	$(420.4)
Capital contribution from Parent	659.8			659.8

Comprehensive loss					$(420.4)

Balance at December 31, 2004	3,458.7	(1,079.8)	—	2,378.9
Net Income		325.3		325.3	$325.3
Capital contribution from Parent	592.2			592.2

Comprehensive income					$325.3

Balance at December 31, 2005	4,050.9	(754.5)	—	3,296.4
Net Income		1,355.9		1,355.9	$1,355.9
Dividend to Parent	(300.0)			(300.0)
Capital contribution from Parent	35.2			35.2

Comprehensive income					$1,355.9

Balance at December 31, 2006	$3,786.1	$601.4	$—	$4,387.5

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Income (Loss)	$1,355.9	$325.3	$(420.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquired assets
Cumulative effect of accounting change, net of taxes	—	—	311.5
Depreciation and amortization expense	873.0	698.2	561.2
Share-based compensation expense	34.0	27.1	28.0
Equity in losses from unconsolidated affiliates	2.9	—	—
Amortization of debt issuance costs	4.9	6.2	8.9
Write-off of debt issuance costs	—	19.0	—
Deferred income taxes and other	178.0	10.6	(5.8)
Accounts receivable credited against Pegasus purchase price	—	—	(220.2)
Change in other operating assets and liabilities
Accounts receivable, net	(271.3)	(130.9)	(115.7)
Inventories	141.1	(159.4)	(21.4)
Prepaid expenses and other	(35.1)	28.1	(125.2)
Other assets	(26.5)	(15.6)	(23.3)
Accounts payable and accrued liabilities	19.1	575.9	200.0
Unearned subscriber revenue and deferred credits	—	3.1	61.3
Other liabilities and deferred credits	66.4	(104.4)	185.6

Net Cash Provided by Operating Activities	2,342.4	1,283.2	424.5

Cash Flows from Investing Activities
Cash paid for property and equipment	(503.6)	(380.5)	(249.0)
Cash paid for subscriber leased equipment—subscriber acquisitions	(598.6)	—	—
Cash paid for subscriber leased equipment—upgrade and retention	(472.9)	—	—
Cash paid for satellites	(222.3)	(366.6)	(422.5)
Cash paid for acquired assets	(4.0)	(3.3)	(965.8)
Proceeds from sale of property	12.4	0.5	3.7
Other	10.2	—	—

Net Cash Used in Investing Activities	(1,778.8)	(749.9)	(1,633.6)

Cash Flows from Financing Activities
Cash proceeds from refinancing transactions	—	3,003.3	—
Repayment of long-term debt	(7.5)	(2,001.8)	(213.2)
Repayment of borrowing from Parent	—	(875.0)	—
Repayment of other long-term obligations	(67.1)	(63.1)	(31.5)
Cash dividend to Parent	(300.0)	—	—
Cash contribution from Parent	—	538.3	200.0
Excess tax benefit from share-based compensation	1.9	—	—
Borrowing from Parent	—	—	875.0
Debt issuance costs	—	(4.7)	(2.4)

Net Cash (Used in) Provided by Financing Activities	(372.7)	597.0	827.9

Net increase (decrease) in cash and cash equivalents	190.9	1,130.3	(381.2)
Cash and cash equivalents at beginning of the year	1,164.8	34.5	415.7

Cash and cash equivalents at end of the year	$1,355.7	$1,164.8	$34.5

Supplemental Cash Flow Information
Interest paid	$215.1	$229.3	$201.8
Income taxes paid	728.0	36.1	0.6

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

  Broadcast Programming and Other Costs

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

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other costs" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third party valuations. Through the end of 2006, we also record the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs.

  Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of our set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property and Equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We implemented a lease program on March 1, 2006 after which most set-top receivers provided to new subscribers are capitalized. See Note 5 below for additional information. We present the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—subscriber acquisitions."

  Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers provided to subscribers under upgrade and retention programs. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property and Equipment, net" in the Consolidated Balance Sheets. We implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. See Note 5 below for additional information. We present the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—upgrade and retention."

  Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

  Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

  Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

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

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 5 to 15 years.

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

  Investments and Financial Instruments

        We maintain investments in equity securities of unaffiliated companies. We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee.

        The carrying value of cash and cash equivalents, short-term investments, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of financial instrument approximated their fair values at December 31, 2006 and 2005.

  Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

  Share-Based Payment

        At times, The DIRECTV Group grants restricted stock units and common stock options to employees, including DIRECTV employees. We recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its requisite service period following Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," as amended.

        We record compensation expense for restricted stock units and stock options on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

  Income Taxes

        We join in the filing of The DIRECTV Group's consolidated U.S. federal income tax return. We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer.

        We determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

        In addition, the calculation of our tax liabilities involves evaluations and judgments of uncertainties in interpretations of complex tax regulations by various taxing authorities. We provide for the appropriate amount when it is probable and estimable that an income tax liability will be due. As additional information becomes available, or we resolve these uncertainties with the taxing authorities, revisions to those liabilities may be required resulting in additional provision or benefit from income taxes in our Consolidated Statements of Operations. While it is often difficult to predict the final outcome or the timing of resolution, we believe that our accruals reflect the most probable outcome of known tax contingencies.

  Advertising Expenses

        We expense advertising costs as incurred and include these expenses primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $190.6 million in 2006, $163.1 million in 2005 and $123.7 million in 2004.

  Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

  Accounting Changes

        Share-Based Payment.    On January 1, 2006, we adopted SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of this standard did not have a significant effect on our consolidated results of operations or financial position, as the fair value based calculation of compensation expense under SFAS No. 123R is substantially similar to the calculation we applied under SFAS No. 123. However, as a result of the adoption of SFAS No. 123R, beginning in the first quarter of 2006, we report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, on January 1, 2004, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change.

        Other.    On January 1, 2006, we adopted SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. The adoption of SFAS No. 154 on January 1, 2006 had no effect on our consolidated results of operations or financial position.

        Defined Benefit Postretirement Plans.    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes are to be reported as a component of other comprehensive income, net of tax. The adoption of this standard as of December 31, 2006 had no effect on our consolidated results of operations and financial position, as DIRECTV Holdings does not sponsor postretirement plans, but rather our employees participate in plans that are sponsored and carried as an obligation by our Parent.

  New Accounting Standards

        In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, to our consolidated results of operations or financial position when adopted on January 1, 2008.

        In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the Board that require or permit fair value measurements. We do not expect the adoption of SFAS No. 157 on January 1, 2008 to have any effect on our consolidated results of operations or financial position.

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

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements according to SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. Any adjustment resulting from the adoption of FIN 48 will be recorded as an adjustment to our accumulated deficit in the Consolidated Balance Sheets. FIN 48 is effective for fiscal periods beginning after December 15, 2006. We are currently assessing the effect FIN 48 may have, if any, to our consolidated results of operations and financial position.

Note 3: Acquisitions and Other Transactions

  NRTC Contract Rights and Member Subscribers

        Effective June 1, 2004, we and the National Rural Telecommunication Cooperative or NRTC, agreed to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As consideration, we agreed to pay the NRTC approximately $4.4 million per month through June 2011. As a result of this agreement, we have the right to sell our services in all territories across the United States. We are amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the terminated service distribution agreement of seven years.

        In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus Satellite Television Inc., elected to sell their subscribers to us. During 2004 we paid $187.2 million to members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" for those members electing the long-term payment option of seven years plus interest. As a result, we recorded a subscriber related intangible asset in "Intangible Assets, net" in the Consolidated Balance Sheets amounting to $385.5 million, which we are amortizing over the estimated subscriber lives of approximately six years.

        As of December 31, 2006, we owe the NRTC and its members who elected the long-term payment option $357.1 million, which is payable as follows: $71.0 million in 2007, $75.3 million in 2008, $79.9 million in 2009, $83.3 million in 2010 and $47.6 million in 2011. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets.

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

        During the third quarter of 2004, we funded the cash requirements for the Pegasus and NRTC transactions described above by $875.0 million of borrowings from our Parent and a $200.0 million capital contribution from our Parent.

  72.5° WL Orbital License

        As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of a DIRECTV satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return, Telesat agreed to allow us the use of its 72.5o west longitude, or WL, orbital location through 2008. As additional consideration for our use of 72.5o WL, we also agreed to allow Telesat to use an additional DIRECTV satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission, or FCC, in the third quarter of 2004, we transferred the first satellite to Telesat and relocated one of our satellites to 72.5o WL to provide additional local channels and other programming in the United States. We recorded these transactions based on the net book values of the assets exchanged. As a result, we recorded a $172.5 million 72.5o WL orbital license intangible asset, which is equal to the $81.4 million net book value of the first satellite provided to Telesat which was transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the additional satellite over the five year lease period. We are amortizing the 72.5o WL orbital license intangible asset over the contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

  Long-Term Purchase Agreement

        As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this Agreement, as amended, we received approximately $200.0 million in cash from Thomson and can earn a $57.0 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4.0 billion over the initial five year Contract Term plus an additional one year optional extension period, or the Contract Term. Also as part of the Agreement, as amended, we can earn, on a pro rata basis, an additional $63.0 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers are in excess of $4.0 billion and up to $5.7 billion during the Contract Term. The approximately $200.0 million in cash received from Thomson was recorded as "Unearned subscriber revenue and deferred credits" and "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets and is recorded as a pro rata reduction to the cost of set-top receivers purchased from Thomson. We have determined that based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57.0 million rebate during the contract term. We record a proportionate amount of the $57.0 million rebate as a pro-rata reduction to the cost of set-top receivers purchased with a corresponding entry to "Accounts receivable, net" in the Consolidated Balance Sheets. We recognized $46.7 million of the deferral and the $57.0 million rebate in 2006, $46.3 million in 2005 and $21.4 million in 2004 in the Consolidated Statements of Operations. As of December 31, 2006, the accrued rebate receivable from Thomson amounted to $24.7 million.

        We included the approximately $200.0 million in cash we received from Thomson in cash flows from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2004.

Note 4: Accounts Receivable, Net

        The following table sets forth the amounts recorded for accounts receivable at December 31:

	2006	2005
	(Dollars in Millions)
Subscriber	$755.0	$626.6
Trade	570.9	444.3

Subtotal	1,325.9	1,070.9
Less: allowance for doubtful accounts	(58.7)	(75.0)

Accounts receivable, net	$1,267.2	$995.9

Note 5: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for satellites, net and property and equipment, net at December 31:

	Estimated Useful Lives (years)	2006	2005
		(Dollars in Millions)
Satellites	12-16	$1,815.2	$1,645.3
Satellites under construction		664.8	834.2

Total		2,480.0	2,479.5
Less: accumulated depreciation		(479.5)	(571.6)

Satellites, net		$2,000.5	$1,907.9

Land and improvements	—	$19.6	$18.1
Buildings and leasehold improvements	4-30	191.0	165.5
Machinery and equipment	3-24	1,809.2	1,521.8
Subscriber leased set-top receivers	3-5	1,270.7	231.1
Construction in progress	—	434.8	278.8

Total		3,725.3	2,215.3
Less: accumulated depreciation		(1,698.8)	(1,367.0)

Property and Equipment, net		$2,026.5	$848.3

        We capitalized interest costs of $54.5 million during 2006, $30.5 million during 2005 and $15.8 million during 2004, as part of the cost of our property and satellites under construction. Depreciation expense was $518.5 million in 2006, $344.1 million in 2005 and $392.1 million in 2004.

        On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Now, with the introduction of the lease program, most set-top receivers provided to new and existing subscribers are leased. During the year ended December 31, 2006, we capitalized $598.6 million for set-top receivers leased to new subscribers and $472.9 million for set-top receivers leased to existing subscribers. Depreciation expense on these capitalized receivers was $147.3 million for the year ended December 31, 2006.

Note 6: Goodwill and Intangible Assets

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2006, 2005 and 2004. Based on our annual impairment tests, no impairment existed.

        The following table sets forth the amounts recorded for intangible assets at December 31:

		2006			2005
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5° WL Orbital license	5	192.9	99.2	93.7	172.5	57.5	115.0
Subscriber related	5-10	1,344.1	604.1	740.0	1,340.1	348.7	991.4
Dealer network	15	130.0	62.3	67.7	130.0	53.1	76.9
Distribution rights	7	334.1	122.0	212.1	334.1	74.8	259.3

Total Intangible Assets		$2,433.5	$887.6	$1,545.9	$2,409.1	$534.1	$1,875.0

        The following table represents the amounts recorded as amortization expense for intangible assets for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
72.5° WL Orbital license	$41.7	$41.8	$15.7
Subscriber related	255.4	254.8	115.8
Dealer network	9.2	9.3	9.2
Distribution rights	47.2	47.3	27.5

Total Amortization Expense for Intangible Assets	$353.5	$353.2	$168.2

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $353.6 million in 2007, $353.6 million in 2008, $259.0 million in 2009, $89.4 million in 2010, $33.6 million in 2011 and $24.3 million thereafter.

Note 7: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The significant components of accounts payable and accrued liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in Millions)
Programming costs	$1,277.5	$1,032.9
Accounts payable	327.0	445.5
Commissions due to installers and dealers	241.3	177.0
Income taxes payable to Parent	56.6	119.0
Current portion of provision for above-market programming contracts	—	86.1
Payroll and employee benefits	75.2	59.6
Other	424.3	442.8

Total	$2,401.9	$2,362.9

        The significant components of other liabilities and deferred credits are as follows:

	December 31,
	2006	2005
	(Dollars in Millions)
NRTC transaction obligations	$288.0	$359.1
Programming costs and provision for above-market programming contracts	337.8	321.3
Deferred credits	229.6	268.8
Other	138.4	40.0

Total	$993.8	$989.2

Note 8: Debt

        The following table sets forth our outstanding debt:

		December 31,
	Interest Rates at December 31, 2006
		2006	2005
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Credit facility	6.599%	1,492.5	1,500.0
Other	—	2.8	3.1

Total debt	—	3,405.3	3,413.1
Less: current portion of long-term debt		10.4	7.8

Long-term debt		$3,394.9	$3,405.3

        Notes Payable.    Our $910.0 million in senior notes outstanding at December 31, 2006 are due in 2013, bear interest at 8.375%, and are referred to as the 8.375% senior notes. Principal on the 8.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        Our $1,000.0 million in senior notes outstanding at December 31, 2006 are due in 2015, bear interest at 6.375%, and are referred to as the 6.375% senior notes. Principal on the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually.

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

        The fair value of our 8.375% senior notes was approximately $948.1 million at December 31, 2006 and $982.3 million at December 31, 2005. The fair value of our 6.375% senior notes was approximately $961.9 million at December 31, 2006 and $983.8 million at December 31, 2005. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At December 31, 2006, our senior secured credit facility consisted of a $500.0 million six-year Term Loan A, a $992.5 million eight-year Term Loan B and a $500.0 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75% and 1.50%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

        Our notes payable and credit facility mature as follows: $10.1 million in 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011 and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2006, 2005 or 2004. However, we made a prepayment of $201.0 million on April 15, 2004 under our prior credit facility for the year ended December 31, 2003. The amount of interest accrued related to our outstanding debt was $26.5 million at December 31, 2006 and $28.4 million at December 31, 2005. The unamortized bond premium included in total debt as of December 31, 2006 was $2.8 million and $3.1 million as of December 31, 2005.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At December 31, 2006, we were in compliance with all such covenants.

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

        Borrowing from Parent.    During 2004, as part of NRTC and Pegasus transactions discussed in Note 3, we borrowed $875.0 million from our Parent. As mentioned above, during 2005 we repaid the $875.0 million borrowing to our Parent in conjunction with our 2005 refinancing transactions.

Note 9: Income Taxes

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

        The income tax (expense) benefit consisted of the following for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Taxes currently (payable) receivable—U.S. federal and state	$(667.5)	$(199.3)	$40.7
Deferred tax liabilities, net—U.S. federal and state	(172.0)	(8.8)	20.6

Total income tax (expense) benefit	$(839.5)	$(208.1)	$61.3

        Our provision for income taxes varies from the provision computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Expected income tax (expense) benefit at U.S. statutory rate of 35%	$(768.4)	$(186.7)	$59.5
U.S. state income tax (expense) benefit	(70.2)	(18.5)	4.4
Other expense	(0.9)	(2.9)	(2.6)

Total income tax (expense) benefit	$(839.5)	$(208.1)	$61.3

        Temporary differences and carry-forwards that gave rise to the deferred tax assets and liabilities at December 31 were as follows:

	2006		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Depreciation and amortization	$—	$421.2	$—	$419.3
Accruals and advances	125.1	49.8	103.6	32.4
Programming contract liabilities	162.4	—	306.4	—
Prepaid expenses	—	41.0	—	28.4
Other temporary differences	0.7	4.6	20.8	7.0

Total deferred taxes	$288.2	$516.6	$430.8	$487.1

        In addition to the amounts recorded in the deferred income tax asset and liability accounts, there is $6.0 million of deferred tax assets recorded in "Other Assets" related to state income taxes.

Note 10: Pension and Other Post-Retirement Benefits

        Most of our employees participate in funded and unfunded contributory and non-contributory defined benefit pension plans maintained by The DIRECTV Group. The plans provide defined benefits based on years of service and final average salary or based on eligible compensation while employed by us. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our Consolidated Balance Sheets. In addition to pension benefits, The DIRECTV Group charges us for the cost of certain other post-retirement benefits. The accumulated other post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying Consolidated Balance Sheets. We also participate in other health and welfare plans of The DIRECTV Group. Our portion of the cost of these benefit plans, allocated from The DIRECTV Group, amounted to $14.7 million in 2006, $11.6 million in 2005 and $11.1 million in 2004.

Note 11: Share-Based Payment

        Restricted Stock Units.    The Compensation Committee of The DIRECTV Group Board of Directors has granted restricted stock units under The DIRECTV Group, Inc. 2004 Stock Plan and a former plan to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Parent's common stock. Final payment can be reduced from the target award amounts based on the company's performance over a three or four year performance period in comparison with pre-established targets.

        During the year ended December 31, 2006, our employees were granted 3.0 million restricted stock units with a weighted average grant-date fair value of $13.57 per share. During the year ended December 31, 2005, our employees were granted 2.4 million restricted stock units with a weighted average grant-date fair value of approximately $16.64 per share. During the year ended December 31, 2004, our employees were granted 2.7 million restricted stock units with a weighted average grant-date fair value of approximately $17.46 per share.

        As of December 31, 2006, there was $37.3 million of unrecognized compensation costs related to unvested restricted stock units, which we expect to recognize as follows: $26.5 million in 2007 and $10.8 million in 2008.

        Stock Options.    The DIRECTV Group Compensation Committee has also granted stock options to acquire our Parent's common stock to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair value of the common stock on the date the options were granted. These nonqualified options generally vested over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. No stock options were granted to our employees during 2006, 2005 or 2004 and all stock options were fully vested as of December 31, 2006.

        The following table presents amounts recorded related to share-based compensation for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Share-based compensation expense recognized	$34.0	$27.1	$28.0
Tax benefits associated with share-based compensation expense	13.0	10.3	10.7
Actual tax benefits realized for the deduction of share-based compensation expense	13.4	6.0	0.6

        As of December 31, 2006 our employees held 17.6 million stock options and 7.7 million restricted stock units.

Note 12: Related-Party Transactions

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

        On July 14, 2006 we paid a $300.0 million dividend to our Parent from available cash and cash equivalents. During 2004, as part of the NRTC and Pegasus transactions discussed in Note 3, we borrowed $875.0 million from The DIRECTV Group and received a capital contribution of $200.0 million from The DIRECTV Group. Interest expense incurred related to the borrowing from The DIRECTV Group was $6.5 million in 2005 and $5.9 million in 2004. During 2005, we repaid the $875.0 million borrowing and received a $538.3 million capital contribution from The DIRECTV Group in conjunction with our debt refinancing. See Note 8 for further discussion of the debt refinancing.

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

        We purchased telemetry, tracking and control services, or TT&C, for certain of our satellites and lease additional satellite capacity from PanAmSat Corporation (now Intelsat), which was a subsidiary of The DIRECTV Group until its sale on August 20, 2004. Prior to the PanAmSat sale, our transactions were considered related-party with the costs included in "Broadcast operations expenses" in the Consolidated Statements of Operations.

        Prior to The DIRECTV Group's sale of Hughes Network System, Inc.'s, or HNS', set-top receiver manufacturing operations to Thomson on June 22, 2004, we purchased DIRECTV System equipment from and provided system access cards to HNS. We recorded the cost of purchases of DIRECTV System equipment from HNS in inventory and recognized the cost of the equipment in "Subscriber acquisition costs" or "Upgrade and retention costs" in accordance with our accounting policies discussed in Note 2. We recorded DIRECTV System access cards provided to HNS as "Revenues" in the Consolidated Statements of Operations.

        News Corporation and affiliates.    In the ordinary course of our operations, we enter into transactions with related parties. News Corporation and its affiliates are considered related parties because, as of December 31, 2006, it owned approximately 38% of our Parent's outstanding common stock. Companies in which our Parent holds equity method investments are also considered related parties, which include HNS LLC from April 22, 2005 until the investment was sold in January 2006. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes related-party transactions for the years ended December 31:

	2006	2005	2004
	(Dollars in Millions)
Sales:
The DIRECTV Group and affiliates	$1.4	$4.8	$25.8
News Corporation and affiliates	21.8	17.9	10.1

Total	$23.2	$22.7	$35.9

Purchases:
The DIRECTV Group and affiliates	$0.3	$14.8	$187.8
News Corporation and affiliates	740.3	652.2	447.8
Other	9.7	9.1	—

Total	$750.3	$676.1	$635.6

        The following table sets forth the amount of accounts receivable from and accounts payable to related-parties as of December 31:

	2006	2005
	(Dollars in Millions)
Accounts receivable	$10.1	$9.5

Accounts payable:
The DIRECTV Group and affiliates	$24.2	$40.4
News Corporation and affiliates	155.8	150.0
Other	23.4	11.4

Total	$203.4	$201.8

Note 13: Commitments and Contingencies

  Commitments

        At December 31, 2006, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $172.3 million, payable as follows: $30.0 million in 2007, $32.4 million in 2008, $22.0 million in 2009, $20.8 million in 2010, $21.3 million in 2011 and $45.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Our rental expense under operating leases was $49.4 million for the year ended December 31, 2006, $45.5 million for the year ended December 31, 2005 and $44.2 million for the year ended December 31, 2004.

        At December 31, 2006, our minimum payments under agreements to purchase broadcast programming and the purchase of services that we have outsourced to third parties, such as billing services, satellite telemetry, tracking and control and satellite construction, and launch contracts aggregate $4,601.8 million, payable as follows: $1,066.1 million in 2007, $916.8 million in 2008, $979.3 million in 2009, $955.9 million in 2010, $546.3 million in 2011 and $137.4 million thereafter.

        At December 31, 2006, other long-term obligations totaling $390.1 million are payable approximately as follows: $72.4 million in 2007, $76.9 million in 2008, $81.6 million in 2009, $85.5 million in 2010, $50.2 million in 2011 and $23.5 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2006. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million, because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal, and the initial quarterly payment has been made. Through December 31, 2006, the compulsory license fee amounted to $12.1 million, which was paid into escrow.

        Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which, we believe, we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

        On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 3, as well as a Global Settlement Agreement pursuant to which all pending litigation between us, The DIRECTV Group, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in our favor for approximately $63.0 million in a case arising out of Pegasus' breach of the parties' Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against us, The DIRECTV Group and the NRTC. As part of the purchase price we paid in the transactions with Pegasus, we received credit for the $63.0 million judgment. As a result of the settlement and release, all previously pending litigation described above between us and Pegasus has been dismissed with prejudice.

        Satellites.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At December 31, 2006, the net book value of in-orbit satellites was $1,335.7 million, of which $947.6 million was uninsured.

        Other.    As of December 31, 2006, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $24.7 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

Note 14: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the years ended December 31, 2006, 2005 and 2004, the condensed consolidating balance sheets as of December 31, 2006 and 2005, and the condensed consolidating statements of cash flows for the years ended December 31, 2006, 2005 and 2004 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$13,744.0	$—	$13,744.0
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	5,830.4	—	5,830.4
Subscriber service expenses	—	1,057.1	—	1,057.1
Broadcast operations expenses	—	179.3	—	179.3
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,844.5	—	1,844.5
Upgrade and retention costs	—	851.7	—	851.7
General and administrative expenses	—	760.3	—	760.3
Depreciation and amortization expense	—	873.0	—	873.0

Total Operating Costs and Expenses	—	11,396.3	—	11,396.3

Operating Profit	—	2,347.7	—	2,347.7
Equity in pre-tax income of consolidated subsidiaries	2,314.9	—	(2,314.9)	—
Interest income	68.3	0.4	—	68.7
Interest expense	(187.8)	(30.3)	—	(218.1)
Other expense	—	(2.9)	—	(2.9)

Income Before Income Taxes	2,195.4	2,314.9	(2,314.9)	2,195.4
Income tax expense	(839.5)	(885.3)	885.3	(839.5)

Net Income	$1,355.9	$1,429.6	$(1,429.6)	$1,355.9

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$688.9	$12,216.1	$(688.9)	$12,216.1
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	579.1	5,159.2	(688.2)	5,050.1
Subscriber service expenses	—	935.4	—	935.4
Broadcast operations expenses	—	145.8	—	145.8
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,675.8	—	2,675.8
Upgrade and retention costs	—	1,106.5	—	1,106.5
General and administrative expenses	0.8	802.2	(0.7)	802.3
Depreciation and amortization expense	—	698.2	—	698.2

Total Operating Costs and Expenses	579.9	11,523.1	(688.9)	11,414.1

Operating Profit	109.0	693.0	—	802.0
Equity in pre-tax income of consolidated subsidiaries	639.5	—	(639.5)	—
Interest income	32.0	—	—	32.0
Interest expense	(182.2)	(51.7)	—	(233.9)
Other expense	(64.9)	(1.8)	—	(66.7)

Income Before Income Taxes	533.4	639.5	(639.5)	533.4
Income tax expense	(208.1)	(249.5)	249.5	(208.1)

Net Income	$325.3	$390.0	$(390.0)	$325.3

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$926.2	$9,763.9	$(926.2)	$9,763.9
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	627.5	4,308.6	(925.6)	4,010.5
Subscriber service expenses	—	740.2	—	740.2
Broadcast operations expenses	—	129.7	—	129.7
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,644.9	—	2,644.9
Upgrade and retention costs	—	993.2	—	993.2
General and administrative expenses	1.0	661.9	(0.6)	662.3
Depreciation and amortization expense	—	561.2	—	561.2

Total Operating Costs and Expenses	628.5	10,039.7	(926.2)	9,742.0

Operating Profit	297.7	(275.8)	—	21.9
Equity in pre-tax income of consolidated subsidiaries	(789.7)	—	789.7	—
Interest income	8.4	11.4	(5.9)	13.9
Interest expense	(190.6)	(21.3)	5.9	(206.0)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(674.2)	(285.7)	789.7	(170.2)
Income tax benefit	253.8	102.9	(295.4)	61.3

Loss Before Cumulative Effect of Accounting Change	(420.4)	(182.8)	494.3	(108.9)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(420.4)	$(494.3)	$494.3	$(420.4)

Condensed Consolidating Balance Sheet
As of December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total Current Assets	$1,397.5	$1,519.2	$(7.7)	$2,909.0
Satellites, net	—	2,000.5	—	2,000.5
Property and Equipment, net	—	2,026.5	—	2,026.5
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,545.9	—	1,545.9
Other Assets	4,585.4	149.1	(4,560.8)	173.7

Total Assets	$7,810.5	$8,445.3	$(4,568.5)	$11,687.3

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$28.1	$2,650.9	$(7.7)	$2,671.3
Long-Term Debt	3,394.9	—	—	3,394.9
Other Liabilities and Deferred Credits	—	993.8	—	993.8
Deferred Income Taxes	—	416.5	(176.7)	239.8
Owner's Equity
Capital stock and additional paid-in capital	3,786.1	4,636.5	(4,636.5)	3,786.1
Retained earnings (deficit)	601.4	(252.4)	252.4	601.4

Total Owner's Equity	4,387.5	4,384.1	(4,384.1)	4,387.5

Total Liabilities and Owner's Equity	$7,810.5	$8,445.3	$(4,568.5)	$11,687.3

Condensed Consolidating Balance Sheet
As of December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total Current Assets	$1,206.8	$1,528.0	$(7.7)	$2,727.1
Satellites, net	—	1,907.9	—	1,907.9
Property and Equipment, net	—	848.3	—	848.3
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,875.0	—	1,875.0
Other Assets	3,748.9	100.2	(3,714.1)	135.0

Total Assets	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$81.6	$2,555.8	$(7.7)	$2,629.7
Long-Term Debt	3,405.3	—	—	3,405.3
Other Liabilities and Deferred Credits	—	1,324.6	(131.0)	1,193.6
Owner's Equity
Capital stock and additional paid-in capital	4,050.9	4,875.0	(4,875.0)	4,050.9
Accumulated deficit	(754.5)	(1,291.9)	1,291.9	(754.5)

Total Owner's Equity	3,296.4	3,583.1	(3,583.1)	3,296.4

Total Liabilities and Owner's Equity	$6,783.3	$7,463.5	$(3,721.8)	$10,525.0

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$496.5	$1,845.9	$2,342.4

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(503.6)	(503.6)
Cash paid for subscriber leased equipment-subscriber acquisition	—	(598.6)	(598.6)
Cash paid for subscriber leased equipment-upgrade and retention	—	(472.9)	(472.9)
Cash paid for satellites	—	(222.3)	(222.3)
Cash paid for acquired assets	—	(4.0)	(4.0)
Proceeds from sale of property	—	12.4	12.4
Other	—	10.2	10.2

Net Cash Used in Investing Activities	—	(1,778.8)	(1,778.8)

Cash Flows from Financing Activities
Repayment of long-term debt	(7.5)	—	(7.5)
Repayment of other long-term obligations	—	(67.1)	(67.1)
Cash dividend to Parent	(300.0)	—	(300.0)
Excess tax benefit from share-based compensation	—	1.9	1.9

Net Cash Used in Financing Activities	(307.5)	(65.2)	(372.7)

Net increase in cash and cash equivalents	189.0	1.9	190.9
Cash and cash equivalents at beginning of the year	1,164.8	—	1,164.8

Cash and cash equivalents at the end of the year	$1,353.8	$1.9	$1,355.7

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(384.3)	$1,667.5	$1,283.2

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(380.5)	(380.5)
Cash paid for satellites	—	(366.6)	(366.6)
Cash paid for acquired assets	—	(3.3)	(3.3)
Proceeds from sale of property	—	0.5	0.5

Net Cash Used in Investing Activities	—	(749.9)	(749.9)

Cash Flows from Financing Activities
Cash proceeds from financing transactions	3,003.3	—	3,003.3
Cash contribution from Parent	538.3	—	538.3
Repayment of debt	(2,001.8)	—	(2,001.8)
Repayment of borrowing from Parent	(875.0)	—	(875.0)
Borrowings from (loans to) related parties	875.0	(875.0)	—
Repayment of other long-term obligations	—	(63.1)	(63.1)
Debt issuance costs	(4.7)	—	(4.7)

Net Cash Provided by (Used in) Financing Activities	1,535.1	(938.1)	597.0

Net increase (decrease) in cash and cash equivalents	1,150.8	(20.5)	1,130.3
Cash and cash equivalents at beginning of the year	14.0	20.5	34.5

Cash and cash equivalents at the end of the year	$1,164.8	$—	$1,164.8

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(381.7)	$806.2	$424.5

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(249.0)	(249.0)
Cash paid for satellites	—	(422.5)	(422.5)
Cash paid for acquired assets	—	(965.8)	(965.8)
Proceeds from sale of property	—	3.7	3.7

Net Cash Used in Investing Activities	—	(1,633.6)	(1,633.6)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	(213.2)
Cash contribution from Parent	200.0	—	200.0
Borrowing from Parent	875.0	—	875.0
Borrowings from (loans to) related parties	(875.0)	875.0	—
Repayment of other long-term obligations	—	(31.5)	(31.5)
Debt issuance costs	(2.4)	—	(2.4)

Net Cash Provided by (Used in) Financing Activities	(15.6)	843.5	827.9

Net increase (decrease) in cash and cash equivalents	(397.3)	16.1	(381.2)
Cash and cash equivalents at beginning of the year	411.3	4.4	415.7

Cash and cash equivalents at the end of the year	$14.0	$20.5	$34.5

DIRECTV HOLDINGS LLC

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions)
2006 Quarters
Revenues	$3,193.5	$3,318.3	$3,403.1	$3,829.1
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,331.5	1,314.4	1,416.8	1,767.7
Subscriber service expenses	236.7	255.5	285.4	279.5
Broadcast operations expenses	42.0	45.6	44.8	46.9
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	567.6	401.4	432.0	443.5
Upgrade and retention costs	293.1	143.8	208.2	206.6
General and administrative expenses	178.0	180.9	192.5	208.9
Depreciation and amortization expense	182.2	202.4	226.0	262.4

Total Operating Costs and Expenses	2,831.1	2,544.0	2,805.7	3,215.5

Operating Profit	362.4	774.3	597.4	613.6
Interest income	14.4	17.3	17.8	19.2
Interest expense	(55.9)	(53.9)	(53.6)	(54.7)
Other expense	(0.6)	(0.7)	(0.6)	(1.0)

Income Before Income Taxes	320.3	737.0	561.0	577.1
Income tax expense	(122.4)	(281.7)	(214.1)	(221.3)

Net Income	$197.9	$455.3	$346.9	$355.8

2005 Quarters
Revenues	$2,800.8	$2,960.5	$3,048.4	$3,406.4
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,149.6	1,137.7	1,240.7	1,522.1
Subscriber service expenses	220.5	219.2	240.4	255.3
Broadcast operations expenses	35.4	35.3	39.4	35.7
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	745.6	622.2	691.4	616.6
Upgrade and retention costs	252.2	223.2	291.3	339.8
General and administrative expenses	181.9	218.3	207.4	194.7
Depreciation and amortization expense	177.2	171.4	167.2	182.4

Total Operating Costs and Expenses	2,762.4	2,627.3	2,877.8	3,146.6

Operating Profit (Loss)	38.4	333.2	170.6	259.8
Interest income	0.8	3.7	8.2	12.8
Interest expense	(56.8)	(57.9)	(60.6)	(52.1)
Other expense	(0.4)	(65.2)	(0.8)	(0.3)

Income (Loss) Before Income Taxes	(18.0)	213.8	117.4	220.2
Income tax (expense) benefit	6.9	(82.0)	(45.1)	(87.9)

Net Income (Loss)	$(11.1)	$131.8	$72.3	$132.3

DIRECTV HOLDINGS LLC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and our financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

        There has been no change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted.

ITEM 11.    EXECUTIVE COMPENSATION

        Omitted.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Omitted

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees Deloitte & Touche LLP billed for professional services in 2006 and 2005 were:

Type of Fees	2006	2005
	(Dollars in Millions)
Audit Fees	$1.8	$0.5
Audit-Related Services	0.2	0.1

Total	$2.0	$0.6

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004	78
3.	Exhibits (Including Those Incorporated By Reference)
Exhibit Number	Exhibit Name
*3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (the "Form S-4")).
*3.2	Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003 (incorporated by reference to Exhibit 3.2 to the Form S-4).
*3.3	Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.9 to the Form S-4).
*3.4	Bylaws of DIRECTV Financing Co., Inc. (incorporated by reference to Exhibit 3.10 to the Form S-4).
*4.1
Indenture dated as of February 28, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation ("HEC") filed May 8, 2003).
*4.2
Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 10-K of DIRECTV Holdings LLC filed February 28, 2005).
*4.4	Form of 8 3/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of HEC filed May 8, 2003).
*4.5
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the DIRECTV Holdings LLC filed on June 20, 2005 (the "June 20, 2005 Form 8-K").
*4.6	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 Form 8-K).
*10.1	Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4).

*10.2	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).
*10.3	Member Offer Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC filed June 3, 2004).
*10.4
Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a "Seller" on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).
*10.5
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (the "April 13, 2005 8-K")).
*10.6
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the April 13, 2005 8-K).
*10.7
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the April 13, 2005 8-K).
**31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
**31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

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

DIRECTV HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of year	Additions Charged to costs And expenses	Additions Charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2006
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(75.0)	$(192.2)	$(119.4	)(a)	$327.9	(b)	$(58.7)

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(86.4)	$(233.9)	$(100.8	)(a)	$346.1	(b)	$(75.0)

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(51.1)	$(188.6)	$(77.9	)(a)	$231.2	(b)	$(86.4)

(a)
Primarily reflects the recovery of accounts previously written-off.
(b)
Primarily relates to accounts written-off.

        Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: February 28, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President, Chief Financial Officer and Director	}Principal Financial Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Senior Vice President and Controller	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel, Secretary and Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: February 28, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Senior Vice President and Controller	}Principal Accounting Officer

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number		Exhibit Name
31.1	*	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2	*	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	*	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	*	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

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

TABLE OF CONTENTS
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
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2006
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2005
Condensed Consolidating Statement of Operations For the Year Ended December 31, 2004
Condensed Consolidating Balance Sheet As of December 31, 2006
Condensed Consolidating Balance Sheet As of December 31, 2005
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2006
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2005
Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2004
DIRECTV HOLDINGS LLC SUPPLEMENTARY DATA
PART III
PART IV
DIRECTV HOLDINGS LLC SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
SIGNATURES
DIRECTV HOLDINGS LLC EXHIBIT INDEX