Form 10-Q
period 2007-03-31
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2007-05-10
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Revenues	$3,538.7	$3,193.5
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,483.4	1,331.5
Subscriber service expenses	279.9	236.7
Broadcast operations expenses	51.6	42.0
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	431.6	567.6
Upgrade and retention costs	226.2	293.1
General and administrative expenses	197.3	178.0
Depreciation and amortization expense	303.1	182.2

Total Operating Costs and Expenses	2,973.1	2,831.1

Operating Profit	565.6	362.4
Interest income	21.0	14.4
Interest expense	(52.5)	(55.9)
Other expense	(0.7)	(0.6)

Income Before Income Taxes	533.4	320.3
Income tax expense	(208.2)	(122.4)

Net Income	$325.2	$197.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,600.9	$1,355.7
Accounts receivable, net of allowances of $71.7 and $58.7	1,069.5	1,267.2
Inventories	173.0	140.3
Prepaid expenses and other	166.7	145.8

Total Current Assets	3,010.1	2,909.0
Satellites, net	2,008.7	2,000.5
Property and Equipment, net	2,421.2	2,026.5
Goodwill	3,031.7	3,031.7
Intangible Assets, net	1,458.2	1,545.9
Other Assets	188.3	173.7

Total Assets	$12,118.2	$11,687.3

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,411.2	$2,401.9
Unearned subscriber revenue and deferred credits	295.5	259.0
Current portion of long-term debt	10.4	10.4

Total Current Liabilities	2,717.1	2,671.3
Long-Term Debt	3,392.2	3,394.9
Other Liabilities and Deferred Credits	1,027.2	993.8
Deferred Income Taxes	258.3	239.8
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	3,800.2	3,786.1
Retained earnings	923.2	601.4

Total Owner's Equity	4,723.4	4,387.5

Total Liabilities and Owner's Equity	$12,118.2	$11,687.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Income	$325.2	$197.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	303.1	182.2
Share-based compensation expense	9.8	9.7
Equity in losses from unconsolidated affiliates	0.7	—
Amortization of debt issuance costs	1.2	1.2
Deferred income taxes and other	41.3	39.4
Change in other operating assets and liabilities
Accounts receivable, net	197.7	165.8
Inventories	(32.7)	(26.0)
Prepaid expenses and other	(23.0)	(24.2)
Other assets	(14.8)	(4.5)
Accounts payable and accrued liabilities	20.6	(249.8)
Unearned subscriber revenue and deferred credits	36.5	2.1
Other liabilities and deferred credits	25.7	(4.5)

Net Cash Provided by Operating Activities	891.3	289.3

Cash Flows from Investing Activities
Cash paid for property and equipment	(169.0)	(97.8)
Cash paid for subscriber leased equipment- subscriber acquisitions	(187.8)	(46.4)
Cash paid for subscriber leased equipment- upgrade and retention	(218.6)	(40.4)
Cash paid for satellites	(54.0)	(56.6)
Other	(0.8)	(1.8)

Net Cash Used in Investing Activities	(630.2)	(243.0)

Cash Flows from Financing Activities
Repayment of long-term debt	(2.5)	—
Repayment of other long-term obligations	(17.7)	(16.3)
Excess tax benefit from share-based compensation	4.3	1.7

Net Cash Used in Financing Activities	(15.9)	(14.6)

Net increase in cash and cash equivalents	245.2	31.7
Cash and cash equivalents at beginning of the period	1,355.7	1,164.8

Cash and cash equivalents at end of the period	$1,600.9	$1,196.5

Supplemental Cash Flow Information
Interest paid	$49.2	$58.0
Income taxes paid	52.9	119.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

        On December 23, 2006, News Corporation and Liberty Media Corporation entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 38.4% ownership in our Parent, three regional sports networks and $550 million in cash. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission, the receipt of a private letter ruling from the Internal Revenue Service and antitrust clearance. It is expected that the transaction will close in the second half of 2007.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

  Accounting Change

        Uncertain Tax Positions.    On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN 48. We now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income Tax Expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. The cumulative effect of adopting FIN 48 resulted in a $3.4 million decrease to the January 1, 2007 balance of "Retained Earnings" in the Consolidated Balance Sheets. As of the date of adoption our unrecognized tax benefits totaled $25.9 million, including $3.4 million of tax positions the recognition of which would affect the annual effective income tax rate. We include the liability for unrecognized tax benefits in "Other Liabilities and Deferred Credits" in the Consolidated Balance Sheets as of March 31, 2007.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of the date of adoption, we have accrued $1.0 million in interest and penalties as part of our liability for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. For U.S. federal tax purposes, the tax years 2001 through 2006 remain open to examination. The California tax years 1994 through 2006 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We do not anticipate that changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our results of operations or financial position.

  New Accounting Standards

        In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, to our consolidated results of operations or financial position when adopted on January 1, 2008.

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

Note 3: Lease Program

        On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing subscribers immediately upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and Equipment, net" in the Consolidated Balance Sheets.

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$187.8	$46.4
Cash paid for subscriber leased equipment—upgrade and retention	218.6	40.4

Total subscriber leased equipment capitalized	$406.4	$86.8

Depreciation expense	$113.7	$1.2

Note 4: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2007			December 31, 2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in Millions)
Orbital slots	Indefinite	$432.4		$432.4	$432.4		$432.4
72.5 WL orbital license	5	192.9	$109.7	83.2	192.9	$99.2	93.7
Subscriber related	5-10	1,344.9	668.1	676.8	1,344.1	604.1	740.0
Dealer network	15	130.0	64.6	65.4	130.0	62.3	67.7
Distribution rights	7	334.1	133.7	200.4	334.1	122.0	212.1

Total Intangible Assets		$2,434.3	$976.1	$1,458.2	$2,433.5	$887.6	$1,545.9

        Amortization expense for intangible assets was $88.5 million for the three month period ended March 31, 2007 and $88.4 million for the three month period ended March 31, 2006.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $265.3 million for the remainder of 2007, $353.7 million in 2008, $259.0 million in 2009, $89.5 million in 2010, $33.7 million in 2011 and $24.6 million thereafter.

Note 5: Debt

	Interest Rates at March 31, 2007	March 31, 2007	December 31, 2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910.0	$910.0
6.375% senior notes due in 2015	6.375%	1,000.0	1,000.0
Senior secured credit facility	6.582%	1,489.9	1,492.5
Other	—	2.7	2.8

Total debt		3,402.6	3,405.3
Less: current portion of long-term debt		10.4	10.4

Long-term debt		$3,392.2	$3,394.9

        The fair value of our 8.375% senior notes was approximately $959.6 million at March 31, 2007 and approximately $948.1 million at December 31, 2006. The fair value of our 6.375% senior notes was approximately $952.3 million at March 31, 2007 and approximately $961.9 million at December 31, 2006. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable and senior secured credit facility mature as follows: $7.5 million in the remainder of 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011 and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006. The amount of interest accrued related to our outstanding debt was $28.6 million at March 31, 2007 and $26.5 million at December 31, 2006. The unamortized bond premium included in total debt was $2.7 million as of March 31, 2007 and $2.8 million as of December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At March 31, 2007, we were in compliance with all such covenants.

Note 6: Commitments and Contingencies

  Commitments

        As of March 31, 2007, we anticipate minimum future payments under noncancelable operating leases having lease terms in excess of one year, primarily for satellite transponder leases and real property, to be $164.7 million payable as follows: $22.4 million for the remainder of 2007, $32.4 million in 2008, $22.0 million in 2009, $20.8 million in 2010, $21.3 million in 2011 and $45.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases was $13.3 million for the three months ended March 31, 2007 and $12.8 million for the three months ended March 31, 2006.

        As of March 31, 2007, we anticipate minimum future payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, and satellite construction and launch contracts to be $4,786.2 million payable as follows: $871.0 million in the remainder of 2007, $999.7 million in 2008, $1,013.5 million in 2009, $989.2 million in 2010, $583.4 million in 2011 and $329.4 million thereafter.

        As of March 31, 2007, future payments for other long-term obligations total $372.5 million, and are payable as follows: $54.8 million for the remainder of 2007, $76.9 million in 2008, $81.6 million in 2009, $85.5 million in 2010, $50.2 million in 2011 and $23.5 million thereafter. We record these amounts in "Accounts payable and accrued liabilities" and "Other Liabilities and Deferred Credits" in our Consolidated Balance Sheets.

  Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $78.9 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25.0 million, because of the jury finding of willful infringement and awarded pre-judgment interest of $13.4 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $126.7 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal, and the initial quarterly payment has been made. Through March 31, 2007, the compulsory license fee amounted to $17.8 million, which was paid into escrow.

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

        Satellites.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At March 31, 2007, the net book value of in-orbit satellites was $1,301.9 million of which $923.7 million was uninsured.

        Other.    As of March 31, 2007, included in "Investments and Other Assets" in the Consolidated Balance Sheets is a receivable for $27.3 million of the $57.0 million rebate that we can earn from Thomson by purchasing at least $4.0 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we enter into related-party transactions with The DIRECTV Group, News Corporation, their affiliates, and companies in which we hold equity method investments.

  The DIRECTV Group and affiliates.

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $45.2 million for the quarter ended March 31, 2007 and $119.0 million for the quarter ended March 31, 2006. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity."

  News Corporation and affiliates.

        News Corporation and its affiliates are considered related-parties because News Corporation owns approximately 38% of the outstanding common stock of The DIRECTV Group. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products; set-top receiver software and support services; sale of advertising space and purchase of employee services. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to and purchases from related-parties:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Sales:
The DIRECTV Group and affiliates	$—	$0.3
News Corporation and affiliates	4.2	6.3

Total	$4.2	$6.6

Purchases:
The DIRECTV Group and affiliates	$0.2	$—
News Corporation and affiliates	$204.2	$191.2
Other	3.9	2.4

Total	$208.3	$193.6

        The following table sets forth the amount of accounts receivable from and accounts payable to related-parties:

	March 31, 2007	December 31, 2006
	(Dollars in Millions)
Accounts receivable	$4.5	$10.1

Accounts payable:
The DIRECTV Group and affiliates	$8.1	$24.2
News Corporation and affiliates	184.6	155.8
Other	28.3	23.4

Total	$221.0	$203.4

        The accounts receivable balances as of March 31, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation.

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three months ended March 31, 2007 and 2006, the condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, and the condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
		(Dollars in Millions)
Revenues	$—	$3,538.7	$—	$3,538.7
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,483.4	—	1,483.4
Subscriber service expenses	—	279.9	—	279.9
Broadcast operations expenses	—	51.6	—	51.6
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	431.6	—	431.6
Upgrade and retention costs	—	226.2	—	226.2
General and administrative expenses	0.1	197.2	—	197.3
Depreciation and amortization expense	—	303.1	—	303.1

Total Operating Costs and Expenses	0.1	2,973.0	—	2,973.1

Operating Profit (Loss)	(0.1)	565.7	—	565.6
Equity in pre-tax income of consolidated subsidiaries	559.0	—	(559.0)	—
Interest income	21.0	—	—	21.0
Interest expense	(46.5)	(6.0)	—	(52.5)
Other expense	—	(0.7)	—	(0.7)

Income Before Income Taxes	533.4	559.0	(559.0)	533.4
Income tax expense	(208.2)	(218.2)	218.2	(208.2)

Net Income	$325.2	$340.8	$(340.8)	$325.2

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
		(Dollars in Millions)
Revenues	$—	$3,193.5	$—	$3,193.5
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,331.5	—	1,331.5
Subscriber service expenses	—	236.7	—	236.7
Broadcast operations expenses	—	42.0	—	42.0
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	567.6	—	567.6
Upgrade and retention costs	—	293.1	—	293.1
General and administrative expenses	0.3	177.7	—	178.0
Depreciation and amortization expense	—	182.2	—	182.2

Total Operating Costs and Expenses	0.3	2,830.8	—	2,831.1

Operating Profit (Loss)	(0.3)	362.7	—	362.4
Equity in pre-tax loss of consolidated subsidiaries	353.0	—	(353.0)	—
Interest income	14.4	—	—	14.4
Interest expense	(46.8)	(9.1)	—	(55.9)
Other expense	—	(0.6)	—	(0.6)

Income Before Income Taxes	320.3	353.0	(353.0)	320.3
Income tax expense	(122.4)	(134.9)	134.9	(122.4)

Net Income	$197.9	$218.1	$(218.1)	$197.9

Condensed Consolidating Balance Sheet
As of March 31, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
		(Dollars in Millions)
ASSETS
Total Current Assets	$1,621.3	$1,414.6	$(25.8)	$3,010.1
Satellites, net	—	2,008.7	—	2,008.7
Property and Equipment, net	—	2,421.2	—	2,421.2
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,458.2	—	1,458.2
Other Assets	4,706.7	165.0	(4,683.4)	188.3

Total Assets	$8.155.6	$8,671.8	$(4,709.2)	$12,118.2

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$40.0	$2,727.8	$(50.7)	$2,717.1
Long-Term Debt	3,392.2	—	—	3,392.2
Other Liabilities and Deferred Credits	—	1,027.2	—	1,027.2
Deferred Income Taxes	—	445.1	(186.8)	258.3
Owner's Equity
Capital stock and additional paid-in capital	3,800.2	4,386.7	(4,386.7)	3,800.2
Retained earnings	923.2	85.0	(85.0)	923.2

Total Owner's Equity	4,723.4	4,471.7	(4,471.7)	4,723.4

Total Liabilities and Owner's Equity	$8,155.6	$8,671.8	$(4,709.2)	$12,118.2

Condensed Consolidating Balance Sheet
As of December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
		(Dollars in Millions)
ASSETS
Total Current Assets	$1,397.5	$1,519.2	$(7.7)	$2,909.0
Satellites, net	—	2,000.5	—	2,000.5
Property and Equipment, net	—	2,026.5	—	2,026.5
Goodwill	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	1,545.9	—	1,545.9
Other Assets	4,585.4	149.1	(4,560.8)	173.7

Total Assets	$7,810.5	$8,445.3	$(4,568.5)	$11,687.3

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$28.1	$2,650.9	$(7.7)	$2,671.3
Long-Term Debt	3,394.9	—	—	3,394.9
Other Liabilities and Deferred Credits	—	993.8	—	993.8
Deferred Income Taxes	—	416.5	(176.7)	239.8
Owner's Equity
Capital stock and additional paid-in capital	3,786.1	4,636.5	(4,636.5)	3,786.1
Retained earnings (deficit)	601.4	(252.4)	252.4	601.4

Total Owner's Equity	4,387.5	4,384.1	(4,384.1)	4,387.5

Total Liabilities and Owner's Equity	$7,810.5	$8,445.3	$(4,568.5)	$11,687.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$243.7	$647.6	$891.3

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(169.0)	(169.0)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(187.8)	(187.8)
Cash paid for subscriber leased equipment—upgrade and retention	—	(218.6)	(218.6)
Cash paid for satellites	—	(54.0)	(54.0)
Other	—	(0.8)	(0.8)

Net Cash Used in Investing Activities	—	(630.2)	(630.2)

Cash Flows from Financing Activities
Repayments of long-term debt	(2.5)	—	(2.5)
Repayment of other long-term obligations	—	(17.7)	(17.7)
Excess tax benefit from share-based compensation	—	4.3	4.3

Net Cash Used in Financing Activities	(2.5)	(13.4)	(15.9)

Net increase in cash and cash equivalents	241.2	4.0	245.2
Cash and cash equivalents at beginning of the period	1,353.8	1.9	1,355.7

Cash and cash equivalents at the end of the period	$1,595.0	$5.9	$1,600.9

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$31.7	$257.6	$289.3

Cash Flows from Investing Activities
Cash paid for property and equipment	—	(97.8)	(97.8)
Cash paid for subscriber leased equipment-subscriber acquisition	—	(46.4)	(46.4)
Cash paid for subscriber leased equipment-upgrade and retention	—	(40.4)	(40.4)
Cash paid for satellites	—	(56.6)	(56.6)
Other	—	(1.8)	(1.8)

Net Cash Used in Investing Activities	—	(243.0)	(243.0)
Cash Flows from Financing Activities
Repayment of other long-term obligations	—	(16.3)	(16.3)
Excess tax benefit from share-based compensation	—	1.7	1.7

Net Cash Used in Financing Activities	—	(14.6)	(14.6)

Net increase in cash and cash equivalents	31.7	—	31.7
Cash and cash equivalents at beginning of the period	1,164.8	—	1,164.8

Cash and cash equivalents at the end of the period	$1,196.5	$—	$1,196.5

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2006 Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2007, we had approximately 16.2 million subscribers.

        We currently have a fleet of nine geosynchronous satellites, including eight owned satellites and one leased satellite. We have three satellites under construction and plan to launch DIRECTV 10 in mid 2007, and DIRECTV 11 in early 2008. These two satellites will provide us with increased capability for local and national high definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from the Ka-Band orbital locations. The third satellite, DIRECTV 12, will serve as a ground spare.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

        Lease Program.    On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, most set-top receivers provided to new and existing subscribers are leased and therefore capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets.

        The following table sets forth the amount of set-top receivers capitalized, and depreciation expense recorded under the lease program for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$187.8	$46.4
Cash subscriber leased equipment—upgrade and retention	218.6	40.4

Total subscriber leased equipment capitalized	$406.4	$86.8

Depreciation expense	$113.7	$1.2

EXECUTIVE OUTLOOK UPDATE

        In our 2006 Form 10-K, we reported that we expected upgrade and retention costs incurred during 2007, including the cost of set-top receivers capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged as compared to the approximately $1,250 million spent in 2006. Upgrade and retention costs incurred for the quarter ending March 31, 2007 exceeded upgrade and retention costs incurred for the quarter ending March 31, 2006 due to higher demand for advanced products. We now expect the upgrade and retention costs incurred for the year ending December 31, 2007 to be greater than in 2006.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers, warranty service costs and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisition activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-subscriber acquisitions."

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and Equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-upgrade and retention."

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by the average number of subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected, net of reconnects, during the period divided by the number of months in the period) by average subscribers for the period.

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

RESULTS OF OPERATIONS

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended March 31,		Change
	2007	2006	$	%
	(Dollars in Millions, except per subscriber data)
Revenues	$3,538.7	$3,193.5	$345.2	10.8%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,483.4	1,331.5	151.9	11.4%
Subscriber service expenses	279.9	236.7	43.2	18.3%
Broadcast operations expenses	51.6	42.0	9.6	22.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	431.6	567.6	(136.0)	(24.0)%
Upgrade and retention costs	226.2	293.1	(66.9)	(22.8)%
General and administrative expenses	197.3	178.0	19.3	10.8%
Depreciation and amortization expense	303.1	182.2	120.9	66.4%

Total Operating Costs and Expenses	2,973.1	2,831.1	142.0	5.0%

Operating Profit	565.6	362.4	203.2	56.1%
Interest income	21.0	14.4	6.6	45.8%
Interest expense	(52.5)	(55.9)	3.4	(6.1)%
Other expense	(0.7)	(0.6)	(0.1)	16.7%

Income Before Income Taxes	533.4	320.3	213.1	66.5%
Income tax expense	(208.2)	(122.4)	(85.8)	70.1%

Net Income	$325.2	$197.9	$127.3	64.3%

Other Data:
Operating Profit	$565.6	$362.4	$203.2	56.1%
Add: Depreciation and amortization expense	303.1	182.2	120.9	66.4%

Operating Profit Before Depreciation and Amortization(1)	$868.7	$544.6	$324.1	59.5%

Operating Profit Before Depreciation and Amortization—Margin(1)	24.5%	17.1%	N/A	43.3%
Net Cash Provided by Operating Activities	$891.3	$289.3	$602.0	208.1%
Net Cash Used in Investing Activities	(630.2)	(243.0)	(387.2)	159.3%
Net Cash Used in Financing Activities	(15.9)	(14.6)	(1.3)	8.9%
Net Cash Provided by Operating Activities	$891.3	$289.3	$602.0	208.1%
Less: Cash paid for property and equipment	(169.0)	(97.8)	(71.2)	72.8%
Cash paid for subscriber leased equipment—subscriber acquisitions	(187.8)	(46.4)	(141.4)	304.7%
Cash paid for subscriber leased equipment—upgrade and retention	(218.6)	(40.4)	(178.2)	441.1%
Cash paid for satellites	(54.0)	(56.6)	2.6	(4.6)%

Free Cash Flow(2)	$261.9	$48.1	$213.8	444.5%

Average monthly revenue per subscriber (ARPU)	$73.40	$69.75	$3.65	5.2%
Average monthly subscriber churn %	1.44%	1.45%	—	(0.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$667	$668	$(1)	(0.1)%
Gross subscriber additions	929	919	10	1.1%
Net subscriber additions (000's)	235	255	(20)	(7.8)%
Total number of subscribers (000's)	16,188	15,388	800	5.2%
Capital expenditures(3)	$617.4	$219.9	$397.5	180.8%

(1)
Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with GAAP by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit," as presented in the Consolidated Statements of Operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

(3)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

        Subscribers.    The 20,000 reduction in the number of net new subscribers was primarily due to a larger number of subscriber disconnections, partially offset by the 10,000 increase in gross subscriber additions in the first quarter of 2007. However, the increase in the number of subscriber disconnections did not lead to an increase in churn due to the increase in average subscribers.

        Revenues.    Our revenue increased $345.2 million to $3,538.7 million resulting from higher ARPU and the larger subscriber base. The 5.2% increase in ARPU to $73.40 resulted primarily from price increases on programming packages, an increase in equipment upgrade fees and an increase in the number of subscribers paying mirroring, lease and DVR fees, and HD programming fees.

        Total Operating Costs and Expenses.    Our total operating costs and expenses increased $142.0 million to $2,973.1 million in the first quarter of 2007 resulting primarily from higher costs for broadcast programming, subscriber service expenses and increased depreciation and amortization expense, partially offset by decreased upgrade and retention costs and subscriber acquisition costs due to the capitalization of set-top receivers leased to new and existing subscribers. We capitalized $187.8 million of set-top receivers leased to new subscribers and $218.6 million of set-top receivers leased to existing subscribers during the first quarter of 2007 under the lease program compared to the capitalization of $46.4 million of set-top receivers leased to new subscribers and $40.4 million of set-top receivers leased to existing subscribers during the first quarter of 2006. The first quarter of 2007 included three months of lease activity, while the first quarter of 2006 only included one month of lease activity from the introduction of the program on March 1, 2006.

        Our broadcast programming and other costs increased $151.9 million primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operation expenses increased primarily as a result of the costs to support new HD local channel markets.

        The $136.0 million decrease in subscriber acquisition costs in the first quarter of 2007 was due mostly to the increase of $141.4 million in the capitalization of leased set-top receivers over the first quarter of 2006. Including the cost of set-top receivers capitalized under our upgrade and retention programs in both periods, upgrade and retention costs incurred increased by $111.3 million compared to the first quarter of 2006 primarily due to an increased number of our existing subscribers utilizing our HD upgrade programs. The increase in upgrade and retention costs incurred was offset by an increase of $178.2 million in the capitalization of leased set-top receivers compared to the first quarter of 2006. The $19.3 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, higher legal costs and property taxes associated with leased set-top receivers.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $324.1 million was primarily due to the increase in the amount of set-top receivers capitalized under the lease program, as well as the gross profit generated from the higher revenues, partially offset by higher upgrade and retention costs incurred and increased subscriber service expenses. The increase in operating profit of $203.2 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007.

        Interest Income and Expense.    The $6.6 million increase in interest income was primarily due to higher average cash balances and increased interest rates. The $3.4 million decrease in interest expense was primarily due to an increase in capitalized interest related mostly to an increase in capitalized costs for satellites under construction, partially offset by higher average interest rates. We recorded capitalized interest of $14.4 million for the first quarter of 2007 and $11.7 million for the first quarter of 2006.

        Income Tax Expense.    The $85.8 million increase in income tax expense was primarily due to our higher pre-tax income generated in 2007.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2007, we had cash and cash equivalents of $1,600.9 million compared to $1,355.7 million at December 31, 2006. The $245.2 million increase in cash and cash equivalents during the first quarter of 2007 resulted primarily from $891.3 million of cash provided by operations, partially offset by $629.4 million of cash paid for satellites, property and equipment and customer leased equipment. In addition to our existing cash balances, we also have up to $500.0 million of borrowing capacity under our revolving credit facility.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.11 at March 31, 2007 compared to 1.09 at December 31, 2006. Working capital increased $55.3 million to $293.0 million at March 31, 2007 from $237.7 million at December 31, 2006. The change was primarily due to the increase in cash and cash equivalents partially offset by lower accounts receivable.

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

        We may provide dividends to our Parent to fund its cash requirements, including share repurchase programs or other distributions to its stockholders, or to fund strategic transactions, which may include broadband investment opportunities. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends.

Debt

        At March 31, 2007, we had $3,402.6 million in total outstanding borrowings, bearing a weighted average interest rate of 7.0%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $7.5 million in the remainder of 2007, $47.6 million in 2008, $97.6 million in 2009, $297.5 million in 2010, $97.6 million in 2011, and $2,852.1 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006.

COMMITMENTS AND CONTINGENCIES

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements, which we incorporate herein by reference.

        Commitments and contingencies as discussed in the Notes to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $25.9 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

SECURITY RATINGS

        On September 22, 2006, Moody's Investors Service changed our senior secured rating from Ba1 to Baa3 and our senior unsecured rating from Ba2 to Ba3 in connection with the implementation of its new rating methodology. Our Ba2 Corporate Family Rating remained unchanged and all ratings remained on stable outlook. On December 22, 2006, Moody's affirmed our ratings but changed our outlook from stable to negative, following the announcement of the pending transaction between News Corporation and Liberty.

        On April 3, 2007, Standard and Poor's Ratings Services changed our senior secured rating from BB to BB+. Our BB corporate and BB- senior unsecured ratings remained unchanged. All ratings remain on stable outlook.

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2007 or subsequent thereto, but before the filing of this report, are summarized in Part 1, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of the Quarterly Report under "Contingencies-Litigation," which we incorporate by reference.

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

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

DIRECTV HOLDINGS LLC

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
31.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Filed herewith.

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: May 9, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic* Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 9, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic* Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2007
Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2006
Condensed Consolidating Balance Sheet As of March 31, 2007
Condensed Consolidating Balance Sheet As of December 31, 2006
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2007
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2006
DIRECTV HOLDINGS LLC
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
DIRECTV HOLDINGS LLC
  ITEM 6. EXHIBITS
DIRECTV HOLDINGS LLC
SIGNATURE