Form 10-Q
period 2008-06-30
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2008-08-07
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Revenues	$4,196	$3,726	$8,245	$7,265
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,692	1,513	3,375	2,996
Subscriber service expenses	269	281	543	561
Broadcast operations expenses	65	53	126	105
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	507	447	1,037	879
Upgrade and retention costs	209	197	464	423
General and administrative expenses	236	173	425	370
Depreciation and amortization expense	501	340	965	643

Total operating costs and expenses	3,479	3,004	6,935	5,977

Operating profit	717	722	1,310	1,288
Interest income	13	23	22	44
Interest expense	(73)	(54)	(128)	(106)
Other, net	1	1	1	(1)

Income before income taxes	658	692	1,205	1,225
Income tax expense	(256)	(276)	(471)	(484)

Net income	$402	$416	$734	$741

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,337	$802
Accounts receivable, net of allowances of $47 and $39	1,191	1,387
Inventories	197	187
Deferred income taxes	37	29
Prepaid expenses and other	186	142

Total current assets	2,948	2,547
Satellites, net	2,046	2,030
Property and equipment, net	3,268	3,230
Goodwill	3,032	3,032
Intangible assets, net	1,047	1,223
Other assets	205	235

Total assets	$12,546	$12,297

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,152	$2,548
Unearned subscriber revenue and deferred credits	342	320
Current portion of long-term debt	83	48

Total current liabilities	2,577	2,916
Long-term debt	5,784	3,347
Deferred income taxes	414	336
Other liabilities and deferred credits	865	958
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,814	2,782
Retained earnings	92	1,958

Total owner's equity	2,906	4,740

Total liabilities and owner's equity	$12,546	$12,297

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$734	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	965	643
Amortization of deferred revenues and deferred credits	(50)	(31)
Deferred income taxes	74	51
Other	28	22
Change in other operating assets and liabilities
Accounts receivable	196	199
Inventories	(10)	(54)
Prepaid expenses and other	(45)	(37)
Accounts payable and accrued liabilities	(419)	(247)
Unearned subscriber revenue and deferred credits	22	69
Other, net	56	34

Net cash provided by operating activities	1,551	1,390

Cash Flows from Investing Activities
Cash paid for property and equipment	(219)	(322)
Cash paid for subscriber leased equipment—subscriber acquisitions	(281)	(359)
Cash paid for subscriber leased equipment—upgrade and retention	(245)	(382)
Cash paid for satellites	(77)	(112)
Other	4	(1)

Net cash used in investing activities	(818)	(1,176)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	2,490	—
Debt issuance costs	(19)	—
Repayment of long-term debt	(18)	(5)
Repayment of other long-term obligations	(58)	(35)
Cash dividends to Parent	(2,600)	—
Excess tax benefit from share-based compensation	7	4

Net cash used in financing activities	(198)	(36)

Net increase in cash and cash equivalents	535	178
Cash and cash equivalents at beginning of the period	802	1,356

Cash and cash equivalents at the end of the period	$1,337	$1,534

Supplemental cash flow information
Cash paid for interest	$107	$104
Cash paid for income taxes	407	376

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent, which we refer to as the Liberty Transaction. Currently, Liberty Media owns approximately 49% of our Parent's outstanding common stock, however Liberty Media has agreed to limit its voting rights to approximately 47.9%. See The DIRECTV Group's Current Report on Form 8-K filed with the Securities Exchange Commission, or SEC, on May 7, 2008 for further discussion of this agreement.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2008 we adopted Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 did not have any effect on our consolidated results of operations or financial position, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

  Level 1: Quoted market prices in active markets for identical assets or liabilities.
  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
  Level 3: Unobservable inputs that are not corroborated by market data.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated results of operations or financial position.

        On January 1, 2008 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of EITF No. 06-1 did not have any effect on our consolidated results of operations or financial position.

New Accounting Standards

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No.160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS No. 160 will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. We are currently assessing the effect SFAS No. 141R will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$160	59	219	$140	79
Subscriber related	5-10	1,348	988	360	1,348	860	488
Dealer network	15	130	75	55	130	71	59
Distribution rights	7	334	193	141	334	169	165

Total intangible assets		$2,463	$1,416	$1,047	$2,463	$1,240	$1,223

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Amortization expense	$88	$88	$176	$177

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $176 million for the remainder of 2008, $289 million in 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012 and $16 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at June 30, 2008	June 30, 2008	December 31, 2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $10 million as of June 30, 2008	4.348%	2,455	1,483
Other debt	—	2	2

Total debt		5,867	3,395
Less: current portion of long-term debt		83	48

Long-term debt		$5,784	$3,347

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2008 Financing Transactions

        In May 2008, we completed financing transactions that included the issuance of senior notes and an amendment to our existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        We issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we have agreed to use our reasonable best efforts to cause to become effective a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the registration process of the 7.625% senior notes during the second half of 2008.

        We also amended our senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and prior to that date we will make quarterly principal payments totaling 1% annually beginning on September 30, 2008. The senior secured credit facility is secured by substantially all of our assets and the assets of its current and certain of its future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally by substantially all of our current and certain of our future domestic subsidiaries.

        In June 2008, we paid a $2.5 billion cash dividend to our Parent using the proceeds from the May 2008 financing transactions.

Notes Payable

        The 8.375% senior notes and the 6.375% senior notes are registered under the Securities Act of 1933, as amended.

        The fair value of our 8.375% senior notes was approximately $936 million at June 30, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $940 million at June 30, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,478 million at June 30, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $35 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012 and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007. The amount of interest accrued related to our outstanding debt was $45 million at June 30, 2008 and $26 million at December 31, 2007.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

         Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At June 30, 2008, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries, including DIRECTV Holdings, willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. We were also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Through the date of the vacated verdict, the ongoing royalties amounted to $37 million, which had been paid into escrow. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals, which was denied on May 29, 2008. By agreement of the parties and subject to an Order of the district

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

court, the appeal bond has been terminated, and the escrowed royalties were returned to us (with interest) on June 10, 2008.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2008, the net book value of in-orbit satellites was $1,743 million of which $1,534 million was uninsured.

  Other

        In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of June 30, 2008, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $34 million related to this agreement.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $395 million for the six months ended June 30, 2008 and $360 million for the six months ended June 30, 2007. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulleting No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        During the six months ended June 30, 2008, we paid $2,600 million in dividends to our Parent from available cash and cash equivalents.

Liberty Media, Liberty Global and Discovery Holding Company

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 49% of our Parent's outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        In addition, John Malone, Chairman of the Board of Directors of our Parent and of Liberty Media, has an approximate 31% voting interest in Discovery Holding Company, or Discovery Holding, and an approximate 34% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of both companies, and certain of Liberty Media's management and directors also serve in management or director roles at Discovery Holding or Liberty Global. As a result of this common ownership and management, transactions with Discovery Holding and Liberty Global, and their equity method investees may be considered to be related party transactions. Our transactions with Discovery Holding and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Holding and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when it transferred its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Holding, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$10	$—	$12	$—
Discovery Holding, Liberty Global and affiliates	3	—	4	—
News Corporation and affiliates	—	5	2	9

Total	$13	$5	$18	$9

Purchases:
Liberty Media and affiliates	$75	$—	$102	$—
Discovery Holding, Liberty Global and affiliates	49	—	65	—
News Corporation and affiliates	—	207	157	411
Other	10	7	18	11

Total	$134	$214	$342	$422

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2008	December 31, 2007
	(Dollars in Millions)
Accounts receivable	$17	$20
Accounts payable	140	270

        The accounts receivable and accounts payable balances as of June 30, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and the condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$56	$4,196	$(56)	$4,196
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,692	—	1,692
Subscriber service expenses	—	269	—	269
Broadcast operations expenses	—	65	—	65
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	507	—	507
Upgrade and retention costs	—	209	—	209
General and administrative expenses	—	292	(56)	236
Depreciation and amortization expense	—	501	—	501

Total operating costs and expenses	—	3,535	(56)	3,479

Operating profit	56	661	—	717
Equity in income of consolidated subsidiaries	401	—	(401)	—
Interest income	13	—	—	13
Interest expense	(69)	(4)	—	(73)
Other, net	1	—	—	1

Income before income taxes	402	657	(401)	658
Income tax expense	—	(256)	—	(256)

Net income	$402	$401	$(401)	$402

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$3,726	$—	$3,726
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,513	—	1,513
Subscriber service expenses	—	281	—	281
Broadcast operations expenses	—	53	—	53
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	447	—	447
Upgrade and retention costs	—	197	—	197
General and administrative expenses	—	173	—	173
Depreciation and amortization expense	—	340	—	340

Total operating costs and expenses	—	3,004	—	3,004

Operating profit	—	722	—	722
Equity in income of consolidated subsidiaries	431	—	(431)	—
Interest income	23	—	—	23
Interest expense	(47)	(7)	—	(54)
Other, net	—	1	—	1

Income before income taxes	407	716	(431)	692
Income tax benefit (expense)	9	(285)	—	(276)

Net income	$416	$431	$(431)	$416

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$106	$8,245	$(106)	$8,245
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	3,375	—	3,375
Subscriber service expenses	—	543	—	543
Broadcast operations expenses	—	126	—	126
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,037	—	1,037
Upgrade and retention costs	—	464	—	464
General and administrative expenses	—	531	(106)	425
Depreciation and amortization expense	—	965	—	965

Total operating costs and expenses	—	7,041	(106)	6,935

Operating profit	106	1,204	—	1,310
Equity in income of consolidated subsidiaries	728	—	(728)	—
Interest income	22	—	—	22
Interest expense	(119)	(9)	—	(128)
Other, net	—	1	—	1

Income before income taxes	737	1,196	(728)	1,205
Income tax expense	(3)	(468)	—	(471)

Net income	$734	$728	$(728)	$734

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$7,265	$—	$7,265
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,996	—	2,996
Subscriber service expenses	—	561	—	561
Broadcast operations expenses	—	105	—	105
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	879	—	879
Upgrade and retention costs	—	423	—	423
General and administrative expenses	—	370	—	370
Depreciation and amortization expense	—	643	—	643

Total operating costs and expenses	—	5,977	—	5,977

Operating profit	—	1,288	—	1,288
Equity in income of consolidated subsidiaries	771	—	(771)	—
Interest income	44	—	—	44
Interest expense	(93)	(13)	—	(106)
Other, net	—	(1)	—	(1)

Income before income taxes	722	1,274	(771)	1,225
Income tax benefit (expense)	19	(503)	—	(484)

Net income	$741	$771	$(771)	$741

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,375	$1,643	$(70)	$2,948
Satellites, net	—	2,046	—	2,046
Property and equipment, net	—	3,268	—	3,268
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,047	—	1,047
Other assets	7,219	1,083	(8,097)	205

Total assets	$10,422	$10,291	$(8,167)	$12,546

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$171	$2,475	$(69)	$2,577
Long-term debt	5,784	—	—	5,784
Deferred income taxes	—	634	(220)	414
Other liabilities and deferred credits	1,561	865	(1,561)	865
Owner's equity
Capital stock and additional paid-in capital	2,814	4,451	(4,451)	2,814
Retained earnings	92	1,866	(1,866)	92

Total owner's equity	2,906	6,317	(6,317)	2,906

Total liabilities and owner's equity	$10,422	$10,291	$(8,167)	$12,546

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$865	$1,763	$(81)	$2,547
Satellites, net	—	2,030	—	2,030
Property and equipment, net	—	3,230	—	3,230
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,223	—	1,223
Other assets	6,126	490	(6,381)	235

Total assets	$8,819	$9,940	$(6,462)	$12,297

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$132	$2,865	$(81)	$2,916
Long-term debt	3,347	—	—	3,347
Deferred income taxes	—	559	(223)	336
Other liabilities and deferred credits	600	958	(600)	958
Owner's equity
Capital stock and additional paid-in capital	2,782	4,420	(4,420)	2,782
Retained earnings	1,958	1,138	(1,138)	1,958

Total owner's equity	4,740	5,558	(5,558)	4,740

Total liabilities and owner's equity	$8,819	$9,940	$(6,462)	$12,297

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$682	$869	$1,551

Cash flows from investing activities
Cash paid for property and equipment	—	(219)	(219)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(281)	(281)
Cash paid for subscriber leased equipment—upgrade and retention	—	(245)	(245)
Cash paid for satellites	—	(77)	(77)
Other	—	4	4

Net cash used in investing activities	—	(818)	(818)

Cash flows from financing activities
Cash proceeds from financing transactions	2,490	—	2,490
Repayment of long-term debt	(18)	—	(18)
Repayment of other long-term obligations	—	(58)	(58)
Cash dividends to Parent	(2,600)	—	(2,600)
Excess tax benefit from share-based compensation	—	7	7
Debt issuance costs	(19)	—	(19)

Net cash used in financing activities	(147)	(51)	(198)

Net increase in cash and cash equivalents	535	—	535
Cash and cash equivalents at beginning of the period	790	12	802

Cash and cash equivalents at the end of the period	$1,325	$12	$1,337

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$180	$1,210	$1,390

Cash flows from investing activities
Cash paid for property and equipment	—	(322)	(322)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(359)	(359)
Cash paid for subscriber leased equipment—upgrade and retention	—	(382)	(382)
Cash paid for satellites	—	(112)	(112)
Other	—	(1)	(1)

Net cash used in investing activities	—	(1,176)	(1,176)

Cash flows from financing activities
Repayment of long-term debt	(5)	—	(5)
Repayment of other long-term obligations	—	(35)	(35)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(5)	(31)	(36)

Net increase in cash and cash equivalents	175	3	178
Cash and cash equivalents at beginning of the period	1,354	2	1,356

Cash and cash equivalents at the end of the period	$1,529	$5	$1,534

Note 8:    Subsequent Event

180 Connect

        On July 8, 2008, we acquired 100% of 180 Connect, Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions will provide us with control over a significant portion of our installation and home service network. We paid $98 million in cash for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs. We will account for these transactions using the purchase method of accounting.

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2007 Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of June 30, 2008, we had approximately 17.2 million subscribers.

        We currently broadcast from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. In July 2008, after completing in-orbit testing, DIRECTV 11 went into service and provides us with increased capability for local and national high definition, or HD, programming as well as capacity for new interactive and enhanced services. DIRECTV 12 is under construction and will be ready for launch in the second half of 2009.

SIGNIFICANT TRANSACTIONS

  Financing Transactions

        In May 2008, we issued $1.5 billion in senior notes and amended our senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a rate of 5.25% and was issued at a 1% discount. Principal on the Term Loan C is payable in installments beginning September 30, 2008 with the final installment due in April 2013.

DIRECTV HOLDINGS LLC

  Lease Program

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program implemented in 2006 for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized subscriber leased equipment:
	2008	2007	2008	2007
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$125	$171	$281	$359
Cash paid for subscriber leased equipment—upgrade and retention	84	164	245	382

Total subscriber leased equipment capitalized	$209	$335	$526	$741

Depreciation expense—subscriber leased equipment	$261	$143	$502	$257

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

         Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

         Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and

DIRECTV HOLDINGS LLC

depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment-subscriber acquisitions" in the Consolidated Statements of Cash Flows.

         Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for subscriber leased equipment-upgrade and retention" in the Consolidated Statements of Cash Flows.

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

         Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers, subscribers who are in the process of relocating and commercial equivalent viewing units. In March 2008, we implemented a change in our commercial pricing and packaging to increase our competitiveness. As a result, during the first quarter of 2008, we made a one-time downward adjustment to the subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units.

         SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for the period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and the amount of cash paid for equipment leased to new subscribers during the period.

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

	Three Months Ended June 30,		Change
	2008	2007	$	%
Revenues	$4,196	$3,726	$470	12.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,692	1,513	179	11.8%
Subscriber service expenses	269	281	(12)	(4.3)%
Broadcast operations expenses	65	53	12	22.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	507	447	60	13.4%
Upgrade and retention costs	209	197	12	6.1%
General and administrative expenses	236	173	63	36.4%
Depreciation and amortization expense	501	340	161	47.4%

Total operating costs and expenses	3,479	3,004	475	15.8%

Operating profit	717	722	(5)	(0.7)%
Interest income	13	23	(10)	(43.5)%
Interest expense	(73)	(54)	(19)	35.2%
Other, net	1	1	—	0.0%

Income before income taxes	658	692	(34)	(4.9)%
Income tax expense	(256)	(276)	20	(7.2)%

Net income	$402	$416	$(14)	(3.4)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$717	$722	$(5)	(0.7)%
Add: Depreciation and amortization expense	501	340	161	47.3%

Operating profit before depreciation and amortization	$1,218	$1,062	$156	14.7%

Operating profit before depreciation and amortization—margin(1)	29.0%	28.5%	N/A	1.8%
Cash Flow Information
Net cash provided by operating activities	$577	$499	$78	15.6%
Net cash used in investing activities	(353)	(546)	193	(35.3)%
Net cash used in financing activities	(62)	(20)	(42)	210.0%

DIRECTV HOLDINGS LLC

	Three Months Ended June 30,		Change
	2008	2007	$	%
Free cash flow(2)
Net cash provided by operating activities	$577	$499	$78	15.6%
Less: Cash paid for property and equipment	(113)	(153)	40	(26.1)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(125)	(171)	46	(26.9)%
Cash paid for subscriber leased equipment—upgrade and retention	(84)	(164)	80	(48.8)%
Cash paid for satellites	(31)	(58)	27	(46.6)%

Free cash flow	$224	$(47)	$271	(576.6)%

Subscriber data
Average monthly revenue per subscriber (ARPU)	$81.80	$76.43	$5.37	7.0%
Average monthly subscriber churn %	1.49%	1.58%	—	(5.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$707	$688	$19	2.8%
Gross subscriber additions (000's)	894	900	(6)	(0.7)%
Net subscriber additions (000's)	129	128	1	0.8%
Total number of subscribers (000's)	17,164	16,316	848	5.2%

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

  We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

DIRECTV HOLDINGS LLC

  Operating profit before depreciation and amortization margin is calculated by dividing operating profit before depreciation and amortization by revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment," "Cash paid for subscriber leased equipment—subscriber acquisitions," "Cash paid for subscriber leased equipment—upgrade and retention" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and The DIRECTV Group use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

         Subscribers.    In the second quarter of 2008, gross subscriber additions decreased compared to the second quarter of 2007 primarily due to the termination of the AT&T distribution agreement on April 1, 2008, partially offset by increased sales in our direct sales channel. The reduction in churn was principally due to an increase in the number of subscribers with advanced services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the lower average monthly subscriber churn, mostly offset by the decrease in gross subscriber additions.

         Revenues.    Our revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, and an increase in lease fees due to the higher average number of receivers per subscriber.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and higher general and administration costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in the second quarter of 2008 as compared to the second quarter of 2007 and increased channel launches. Subscriber service expenses decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to improved performance at customer call centers. Broadcast operations expense increased in the second quarter of 2008 as compared to the second quarter 2007 due primarily to costs to support new HD local channel markets and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher direct sales marketing costs, an increase in installation costs due to an increase in subscribers taking advanced services and higher dealer incentives for higher quality subscribers. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales marketing costs, an increase in installation costs due to an increase in subscribers taking advanced services and higher dealer incentives for higher quality subscribers, partially offset by lower set-top receiver manufacturing costs.

DIRECTV HOLDINGS LLC

        Upgrade and retention costs increased in the second quarter of 2008 due to an increase in upgrades to advanced services and higher upgrade and retention marketing costs.

        General and administrative expenses increased in the second quarter of 2008 primarily due to a $25 million one time gain recognized in the second quarter of 2007 related to hurricane insurance claims, a $14 million charge in the second quarter of 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations, and an increase in labor and benefit costs.

         Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in the second quarter of 2008 resulting from the capitalization of set-top receivers under the lease program.

         Interest income and expense.    The decrease in interest income was due to lower average interest rates and lower average cash balances. The increase in interest expense was from an increase in the average debt balance compared to the second quarter of 2007 and lower capitalization of interest cost in 2008. We capitalized $4 million of interest costs in the second quarter of 2008 and $14 million in the second quarter of 2007.

         Income tax expense.    The $20 million decrease in income tax expense was primarily due to the lower income before income taxes.

DIRECTV HOLDINGS LLC

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

	Six Months Ended June 30,		Change
	2008	2007	$	%
Revenues	$8,245	$7,265	$980	13.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,375	2,996	379	12.7%
Subscriber service expenses	543	561	(18)	(3.2)%
Broadcast operations expenses	126	105	21	20.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,037	879	158	18.0%
Upgrade and retention costs	464	423	41	9.7%
General and administrative expenses	425	370	55	14.9%
Depreciation and amortization expense	965	643	322	50.1%

Total operating costs and expenses	6,935	5,977	958	16.0%

Operating profit	1,310	1,288	22	1.7%
Interest income	22	44	(22)	(50.0)%
Interest expense	(128)	(106)	(22)	20.8%
Other, net	1	(1)	2	(200.0)%

Income before income taxes	1,205	1,225	(20)	(1.6)%
Income tax expense	(471)	(484)	13	(2.7)%

Net income	$734	$741	$(7)	(0.9)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,310	$1,288	$22	1.7%
Add: Depreciation and amortization expense	965	643	322	50.1%

Operating profit before depreciation and amortization	$2,275	$1,931	$344	17.8%

Operating profit before depreciation and amortization—margin(1)	27.6%	26.6%	N/A	3.8%
Cash flow information
Net cash provided by operating activities	$1,551	$1,390	$161	11.6%
Net cash used in investing activities	(818)	(1,176)	358	(30.4)%
Net cash used in financing activities	(198)	(36)	(162)	450.0%

DIRECTV HOLDINGS LLC

	Six Months Ended June 30,		Change
	2008	2007	$	%
Free cash flow(2)
Net cash provided by operating activities	$1,551	$1,390	$161	11.6%
Less: Cash paid for property and equipment	(219)	(322)	103	(32.0)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(281)	(359)	78	(21.7)%
Cash paid for subscriber leased equipment—upgrade and retention	(245)	(382)	137	(35.9)%
Cash paid for satellites	(77)	(112)	35	(31.3)%

Free cash flow	$729	$215	$514	239.1%

Subscriber data
Average monthly revenue per subscriber (ARPU)	$80.79	$74.96	$5.83	7.8%
Average monthly subscriber churn %	1.42%	1.51%	—	(6.0)%
Average subscriber acquisition costs—per subscriber (SAC)	$709	$677	$32	4.7%
Gross subscriber additions (000's)	1,858	1,829	29	1.6%
Net subscriber additions (000's)	404	363	41	11.3%
Total number of subscribers (000's)(3)	17,164	16,316	848	5.2%

(3)
As discussed above in "Key Terminology," during the first half of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

         Subscribers.    Gross subscriber additions increased in 2008 due to higher demand for HD and DVR services and increased sales in our direct sales channel, partially offset by the termination of the AT&T distribution agreement on April 1, 2008. Average monthly subscriber churn decreased primarily due an increase in the number of subscribers with advanced services, as well as the effect of more stringent credit policies. Net subscriber additions increased due to the higher gross subscriber additions and lower average monthly subscriber churn.

         Revenues.    Our revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, and an increase in lease fees due to higher average number of receivers per subscriber.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, and increased general and administration costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in 2008 and increased channel launches. Subscriber service expenses decreased in 2008 primarily due to improved performance at customer call centers. Broadcast operations expenses increased primarily due to costs to support new HD local channel markets, and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

DIRECTV HOLDINGS LLC

        Subscriber acquisition costs increased due to increased installation costs driven by increasing subscriber demand for advanced services, higher dealer incentives due to the acquisition of higher quality subscribers, higher direct sales marketing costs and higher gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to increased installation costs driven by increasing subscriber demand for advanced services, higher dealer incentives due to the acquisition of higher quality subscribers and higher direct sales marketing costs, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in 2008 due to an increase in upgrades to advanced services and higher upgrade and retention marketing costs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance claims, a $14 million charge for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations, and an increase in labor and benefit costs.

         Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

         Interest income and expense.    The decrease in interest income was due to lower average cash balances and lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $9 million of interest costs in 2008 and $29 million in 2007.

         Income tax expense.    The $13 million decrease in income tax expense was primarily due to the lower income before income taxes.

Liquidity and Capital Resources

        At June 30, 2008, we had cash and cash equivalents of $1,337 million compared to $802 million at December 31, 2007. The $535 million increase resulted primarily from $2,471 million of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and $1,551 million of cash provided by operating activities, partially offset by $822 million of cash paid for the acquisition of satellites, property and equipment and subscriber leased equipment and $2,600 million of cash dividends paid to our Parent.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.14 at June 30, 2008 compared to 0.87 at December 31, 2007. The increase in our current ratio during the six months ended June 30, 2008 was primarily due to the change in our cash and cash equivalents discussed above and a decrease in accounts payable and accrued liabilities, partially offset by lower accounts receivable.

        As of June 30, 2008, we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things; make restricted payments, including dividends, loans or advances to our Parent.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Also, we have received capital contributions and have

DIRECTV HOLDINGS LLC

borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

Borrowings

        At June 30, 2008, we had $5,867 million in total outstanding borrowings, bearing a weighted average interest rate of 6.15%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $35 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2007 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa3	Ba3	Ba2	Stable

DIRECTV HOLDINGS LLC

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

        The following table sets forth our contractual obligations as of June 30, 2008, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2007.

	Payments due by period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$8,212	$216	$1,130	$811	$6,055
Purchase obligations(b)	4,160	655	2,393	936	176
Operating leases obligations(c)	201	18	51	51	81
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d),(e)	265	39	165	49	12

Total	$12,838	$928	$3,739	$1,847	$6,324

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2008, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

(b)
Purchase obligations consist of broadcast programming commitments, satellite construction and launch contracts and service contract commitments. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Other long-term liabilities consist of the amounts we owe to the National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions we consummated in 2004, capital lease obligations, including interest and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $127 million as of June 30, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

DIRECTV HOLDINGS LLC

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries, including DIRECTV Holdings, willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. We were also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Through the date of the vacated verdict, the ongoing royalties amounted to $37 million, which had been paid into escrow. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals, which was denied on May 29, 2008. By agreement of the parties and subject to an Order of the district court, the appeal bond has been terminated, and the escrowed royalties were returned to us (with interest) on June 10, 2008.

         Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)    No previous reported legal proceedings were terminated during the second quarter ended June 30, 2008.

DIRECTV HOLDINGS LLC

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Indenture, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Finance Co., Inc. filed May 16, 2008 (the "Holdings May 16, 2008 8-K")).
*10.2
Registration Rights Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Holdings May 16, 2008 8-K).
*10.3
Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Holdings May 16, 2008 8-K).
*10.4
Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Holdings May 16, 2008 8-K).
**31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Incorporated by reference.

**
Filed herewith.

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: August 7, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: August 7, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer

QuickLinks

DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4T. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE