Form 10-Q
period 2008-09-30
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2008-11-06
CIK 1234308, 1234307

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

DIRECTV HOLDINGS LLC

 DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Revenues	$4,324	$3,885	$12,569	$11,150
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,841	1,657	5,216	4,653
Subscriber service expenses	296	291	839	852
Broadcast operations expenses	71	56	197	161
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	565	498	1,602	1,377
Upgrade and retention costs	260	268	724	691
General and administrative expenses	231	199	656	569
Depreciation and amortization expense	528	378	1,493	1,021

Total operating costs and expenses	3,792	3,347	10,727	9,324

Operating profit	532	538	1,842	1,826
Interest income	9	16	31	60
Interest expense	(94)	(56)	(222)	(162)
Other, net	1	1	2	—

Income before income taxes	448	499	1,653	1,724
Income tax expense	(182)	(198)	(653)	(682)

Net income	$266	$301	$1,000	$1,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,563	$802
Accounts receivable, net of allowances of $44 and $39	1,254	1,387
Inventories	239	187
Deferred income taxes	60	29
Prepaid expenses and other	169	142

Total current assets	3,285	2,547
Satellites, net	2,011	2,030
Property and equipment, net	3,292	3,230
Goodwill	3,188	3,032
Intangible assets, net	959	1,223
Other assets	181	235

Total assets	$12,916	$12,297

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,217	$2,548
Unearned subscriber revenues and deferred credits	441	320
Current portion of long-term debt	95	48

Total current liabilities	2,753	2,916
Long-term debt	5,755	3,347
Deferred income taxes	399	336
Other liabilities and deferred credits	825	958
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,826	2,782
Retained earnings	358	1,958

Total owner's equity	3,184	4,740

Total liabilities and owner's equity	$12,916	$12,297

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$1,000	$1,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,493	1,021
Amortization of deferred revenues and deferred credits	(75)	(69)
Deferred income taxes	36	114
Other	41	36
Change in other operating assets and liabilities
Accounts receivable	139	(21)
Inventories	(35)	(58)
Prepaid expenses and other	(17)	(68)
Accounts payable and accrued liabilities	(431)	(136)
Unearned subscriber revenue and deferred credits	121	183
Other, net	58	(12)

Net cash provided by operating activities	2,330	2,032

Cash Flows from Investing Activities
Cash paid for property and equipment	(343)	(476)
Cash paid for subscriber leased equipment—subscriber acquisitions	(432)	(580)
Cash paid for subscriber leased equipment—upgrade and retention	(373)	(579)
Cash paid for satellites	(92)	(149)
Investment in companies, net of cash acquired	(97)	—
Other	4	(3)

Net cash used in investing activities	(1,333)	(1,787)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	2,490	—
Debt issuance costs	(19)	—
Repayment of long-term debt	(35)	(8)
Repayment of other long-term obligations	(79)	(54)
Cash dividends to Parent	(2,600)	(700)
Excess tax benefit from share-based compensation	7	4

Net cash used in financing activities	(236)	(758)

Net increase in cash and cash equivalents	761	(513)
Cash and cash equivalents at beginning of the period	802	1,356

Cash and cash equivalents at the end of the period	$1,563	$843

Supplemental cash flow information
Cash paid for interest	$175	$162
Cash paid for income taxes	585	624

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent, which we refer to as the Liberty Transaction. Currently, Liberty Media owns approximately 52% of our Parent's outstanding common stock, however Liberty Media has agreed to limit its voting rights to approximately 47.9%. See The DIRECTV Group's Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on May 7, 2008 for further discussion of this agreement.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008, and for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        SFAS No. 157 applies under other accounting pronouncements previously issued by the Financial Accounting Standards Board, or FASB, that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated results of operations or financial position.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

New Accounting Standards

        In December 2007, the FASB issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No.160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We do not expect the adoption of SFAS No. 160 to have any effect on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will require the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, will also be required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009 will change the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations and will change the accounting for all business combinations consummated after January 1, 2009. Otherwise, we do not expect the adoption of SFAS No. 141R to have any effect on our consolidated results of operations and financial position.

Note 3: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2008 were as follows:

(Dollars in Millions)
Balance as of December 31, 2007	$3,032
Acquisitions of home service providers	156

Balance as of September 30, 2008	$3,188

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2008			December 31, 2007
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$170	49	219	$140	79
Subscriber related	5-10	1,348	1,052	296	1,348	860	488
Dealer network	15	130	77	53	130	71	59
Distribution rights	7	334	205	129	334	169	165

Total intangible assets		$2,463	$1,504	$959	$2,463	$1,240	$1,223

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Amortization expense	$88	$88	$264	$265

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $88 million for the remainder of 2008, $289 million in 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012 and $16 million thereafter.

  Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at September 30, 2008	September 30, 2008	December 31, 2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $9 million as of September 30, 2008	5.220%	2,438	1,483
Unamortized bond premium	—	2	2

Total debt		5,850	3,395
Less: current portion of long-term debt		95	48

Long-term debt		$5,755	$3,347

        The 8.375% senior notes and the 6.375% senior notes are registered under the Securities Act of 1933, as amended.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  2008 Financing Transactions

        In May 2008, we completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        We issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we filed an exchange offer registration statement permitting the existing holders of the senior notes to exchange the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer. The exchange offer is presently scheduled to expire on November 11, 2008.

        We also amended our senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and we began making quarterly principal payments totaling 1% annually on September 30, 2008. The senior secured credit facility is secured by substantially all of our assets and the assets of our current and certain of our future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries.

  Notes Payable

        The fair value of our 8.375% senior notes was approximately $904 million at September 30, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $879 million at September 30, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,371 million at September 30, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

  Other

        Our notes payable and senior secured credit facility mature as follows: $17 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012 and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007 and do not currently expect to be required to make a prepayment for the year ending December 31, 2008. The amount of interest accrued related to our outstanding debt was $68 million at September 30, 2008 and $26 million at December 31, 2007.

         Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At September 30, 2008, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our Parent's outstanding common stock. There was no ratings decline for the senior notes associated with that event, and we were not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Following these decisions, our appeal bond was terminated and $37 million in escrowed royalties were returned to us on June 10, 2008. Initial summary judgment motions on invalidity of additional claims will be submitted December 1,

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2008, followed, if necessary, by further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2008, the net book value of in-orbit satellites was $1,735 million of which $1,530 million was uninsured.

  Other

        In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of September 30, 2008, included in "Accounts receivable, net" and "Other assets" in the Consolidated Balance Sheets is a receivable for $35 million related to this agreement.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $564 million for the nine months ended September 30, 2008 and $605 million for the nine months ended September 30, 2007. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        During the nine months ended September 30, 2008, we paid $2,600 million in dividends to our Parent from available cash and cash equivalents. During the third quarter of 2007, we paid a $700 million dividend to our Parent from available cash and cash equivalents.

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 52% of our Parent's outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        In addition, John Malone, Chairman of the Board of Directors of our Parent and of Liberty Media, has an approximate 23% voting interest in Discovery Communications Inc., or Discovery Communications, and an approximate 34% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$8	$—	$20	$—
Discovery Communications, Liberty Global and affiliates	—	—	4	—
News Corporation and affiliates	—	4	2	13

Total	$8	$4	$26	$13

Purchases:
Liberty Media and affiliates	$81	$—	$183	$—
Discovery Communications, Liberty Global and affiliates	50	—	115	—
News Corporation and affiliates	—	215	157	626
Other	9	6	27	17

Total	$140	$221	$482	$643

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2008	December 31, 2007
	(Dollars in Millions)
Accounts receivable	$29	$20
Accounts payable	174	270

        The accounts receivable and accounts payable balances as of September 30, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

Note 7: Acquisitions

  Home Services Providers

180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of our home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The September 30, 2008 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $141 million during the third quarter of 2008. We are currently evaluating whether the recorded goodwill will be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$21
Property and equipment	16
Goodwill	141

Total assets acquired	$178

Total current liabilities	$79
Other liabilities	8

Total liabilities assumed	$87

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of us and 180 Connect for 2008 and 2007 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Millions)
Revenues	$4,324	$3,885	$12,569	$11,150
Net Income	266	288	958	1,011

         Other.    In August 2008, we paid $11 million in cash to purchase certain assets and we assumed certain liabilities of another home service provider. We accounted for the acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $15 million during the third quarter of 2008. We expect the recorded goodwill to be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007, the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$90	$4,324	$(90)	$4,324
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,841	—	1,841
Subscriber service expenses	—	296	—	296
Broadcast operations expenses	—	71	—	71
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	565	—	565
Upgrade and retention costs	—	260	—	260
General and administrative expenses	—	321	(90)	231
Depreciation and amortization expense	—	528	—	528

Total operating costs and expenses	—	3,882	(90)	3,792

Operating profit	90	442	—	532
Equity in income of consolidated subsidiaries	261	—	(261)	—
Interest income	8	1	—	9
Interest expense	(90)	(4)	—	(94)
Other, net	1	—	—	1

Income before income taxes	270	439	(261)	448
Income tax expense	(4)	(178)	—	(182)

Net income	$266	$261	$(261)	$266

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$16	$3,885	$(16)	$3,885
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,657	—	1,657
Subscriber service expenses	—	291	—	291
Broadcast operations expenses	—	56	—	56
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	498	—	498
Upgrade and retention costs	—	268	—	268
General and administrative expenses	—	215	(16)	199
Depreciation and amortization expense	—	378	—	378

Total operating costs and expenses	—	3,363	(16)	3,347

Operating profit	16	522	—	538
Equity in income of consolidated subsidiaries	312	—	(312)	—
Interest income	16	—	—	16
Interest expense	(50)	(6)	—	(56)
Other, net	—	1	—	1

Income before income taxes	294	517	(312)	499
Income tax benefit (expense)	7	(205)	—	(198)

Net income	$301	$312	$(312)	$301

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$196	$12,569	$(196)	$12,569
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	5,216	—	5,216
Subscriber service expenses	—	839	—	839
Broadcast operations expenses	—	197	—	197
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,602	—	1,602
Upgrade and retention costs	—	724	—	724
General and administrative expenses	—	852	(196)	656
Depreciation and amortization expense	—	1,493	—	1,493

Total operating costs and expenses	—	10,923	(196)	10,727

Operating profit	196	1,646	—	1,842
Equity in income of consolidated subsidiaries	989	—	(989)	—
Interest income	30	1	—	31
Interest expense	(209)	(13)	—	(222)
Other, net	1	1	—	2

Income before income taxes	1,007	1,635	(989)	1,653
Income tax expense	(7)	(646)	—	(653)

Net income	$1,000	$989	$(989)	$1,000

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$16	$11,150	$(16)	$11,150
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	4,653	—	4,653
Subscriber service expenses	—	852	—	852
Broadcast operations expenses	—	161	—	161
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,377	—	1,377
Upgrade and retention costs	—	691	—	691
General and administrative expenses	—	585	(16)	569
Depreciation and amortization expense	—	1,021	—	1,021

Total operating costs and expenses	—	9,340	(16)	9,324

Operating profit	16	1,810	—	1,826
Equity in income of consolidated subsidiaries	1,083	—	(1,083)	—
Interest income	60	—	—	60
Interest expense	(143)	(19)	—	(162)

Income before income taxes	1,016	1,791	(1,083)	1,724
Income tax benefit (expense)	26	(708)	—	(682)

Net income	$1,042	$1,083	$(1,083)	$1,042

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
As of September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,587	$1,762	$(64)	$3,285
Satellites, net	—	2,011	—	2,011
Property and equipment, net	—	3,292	—	3,292
Goodwill	1,828	1,360	—	3,188
Intangible assets, net	—	959	—	959
Other assets	7,614	1,303	(8,736)	181

Total assets	$11,029	$10,687	$(8,800)	$12,916

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$160	$2,657	$(64)	$2,753
Long-term debt	5,755	—	—	5,755
Deferred income taxes	—	614	(215)	399
Other liabilities and deferred credits	1,930	825	(1,930)	825
Owner's equity
Capital stock and additional paid-in capital	2,826	4,464	(4,464)	2,826
Retained earnings	358	2,127	(2,127)	358

Total owner's equity	3,184	6,591	(6,591)	3,184

Total liabilities and owner's equity	$11,029	$10,687	$(8,800)	$12,916

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$912	$1,418	$2,330

Cash flows from investing activities
Cash paid for property and equipment	—	(343)	(343)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(432)	(432)
Cash paid for subscriber leased equipment—upgrade and retention	—	(373)	(373)
Cash paid for satellites	—	(92)	(92)
Other	—	(93)	(93)

Net cash used in investing activities	—	(1,333)	(1,333)

Cash flows from financing activities
Cash proceeds from financing transactions	2,490	—	2,490
Repayment of long-term debt	(35)	—	(35)
Repayment of other long-term obligations	—	(79)	(79)
Cash dividends to Parent	(2,600)	—	(2,600)
Excess tax benefit from share-based compensation	—	7	7
Debt issuance costs	(19)	—	(19)

Net cash used in financing activities	(164)	(72)	(236)

Net increase in cash and cash equivalents	748	13	761
Cash and cash equivalents at beginning of the period	790	12	802

Cash and cash equivalents at the end of the period	$1,538	$25	$1,563

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$189	$1,843	$2,032

Cash flows from investing activities
Cash paid for property and equipment	—	(476)	(476)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(580)	(580)
Cash paid for subscriber leased equipment—upgrade and retention	—	(579)	(579)
Cash paid for satellites	—	(149)	(149)
Other	—	(3)	(3)

Net cash used in investing activities	—	(1,787)	(1,787)

Cash flows from financing activities
Repayment of long-term debt	(8)	—	(8)
Repayment of other long-term obligations	—	(54)	(54)
Cash dividends to Parent	(700)	—	(700)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(708)	(50)	(758)

Net (decrease) increase in cash and cash equivalents	(519)	6	(513)
Cash and cash equivalents at beginning of the period	1,354	2	1,356

Cash and cash equivalents at the end of the period	$835	$8	$843

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 7, 2008, and for the quarter ended June 30, 2008 filed with the SEC on August 7, 2008, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of September 30, 2008, we had approximately 17.3 million subscribers.

        We currently broadcast from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the second half of 2009.

SIGNIFICANT TRANSACTIONS

  Financing Transactions

        In May 2008, we issued $1.5 billion in senior notes and amended our senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a weighted average rate of 5.60% and was issued at a 1% discount. Principal payments on the Term Loan C began on September 30, 2008. The principal is payable in installments with the final installment due in April 2013.

  Acquisition

        On July 8, 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide

DIRECTV HOLDINGS LLC

us with control over a significant portion of our home service provider network. We paid $91 million in cash, net of the $7 million we received from Unitek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

LEASE PROGRAM

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program implemented in 2006 for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized subscriber leased equipment:	2008	2007	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$151	$220	$432	$580
Subscriber leased equipment—upgrade and retention	128	197	373	579

Total subscriber leased equipment capitalized	$279	$417	$805	$1,159

Depreciation expense—subscriber leased equipment	$287	$177	$789	$434

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

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(Dollars in Millions)
Revenues	$4,324	$3,885	$439	11.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,841	1,657	184	11.1%
Subscriber service expenses	296	291	5	1.7%
Broadcast operations expenses	71	56	15	26.8%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	565	498	67	13.5%
Upgrade and retention costs	260	268	(8)	(3.0)%
General and administrative expenses	231	199	32	16.1%
Depreciation and amortization expense	528	378	150	39.7%

Total operating costs and expenses	3,792	3,347	445	13.3%

Operating profit	532	538	(6)	(1.1)%
Interest income	9	16	(7)	(43.8)%
Interest expense	(94)	(56)	(38)	67.9%
Other, net	1	1	—	NM *

Income before income taxes	448	499	(51)	(10.2)%
Income tax expense	(182)	(198)	16	(8.1)%

Net income	$266	$301	$(35)	(11.6)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$532	$538	$(6)	(1.1)%
Add: Depreciation and amortization expense	528	378	150	39.7%

Operating profit before depreciation and amortization	$1,060	$916	$144	15.7%

Operating profit before depreciation and amortization—margin(1)	24.5%	23.6%	—	3.8%
Cash Flow Information
Net cash provided by operating activities	$779	$642	$137	21.3%
Net cash used in investing activities	(515)	(611)	96	(15.7)%
Net cash used in financing activities	(38)	(722)	684	(94.7)%

DIRECTV HOLDINGS LLC

	Three Months Ended September 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$779	$642	$137	21.3%
Less: Cash paid for property and equipment	(124)	(154)	30	(19.5)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(151)	(220)	69	(31.4)%
Cash paid for subscriber leased equipment—upgrade and retention	(128)	(197)	69	(35.0)%
Cash paid for satellites	(15)	(37)	22	(59.5)%

Free cash flow	$361	$34	$327	961.8%

Subscriber data
Average monthly revenue per subscriber (ARPU)	$83.59	$78.79	$4.80	6.1%
Average monthly subscriber churn %	1.64%	1.61%	—	1.9%
Average subscriber acquisition costs—per subscriber (SAC)	$715	$696	$19	2.7%
Gross subscriber additions (000's)	1,002	1,032	(30)	(2.9)%
Subscriber disconnections (000's)	846	792	54	6.8%
Net subscriber additions (000's)	156	240	(84)	(35.0)%
Total number of subscribers (000's)	17,320	16,556	764	4.6%

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

*
Percentage not meaningful.

         Subscribers.    In the third quarter of 2008, gross subscriber additions decreased compared to the third quarter of 2007 primarily due to the termination of the previous AT&T distribution agreement on April 1, 2008, partially offset by increased sales in our retail and direct sales channels. The increase in churn was primarily due to a more challenging economic and competitive environment. Net subscriber additions decreased due to lower gross subscriber additions and a larger number of subscriber disconnections.

         Revenues.    Our revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and higher HD and DVR service fees.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and higher general and administrative costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in the third quarter of 2008 as compared to the third quarter of 2007 and new channel launches. Broadcast operations expense increased in the third quarter of 2008 as compared to the third quarter 2007 due primarily to costs to support new HD local channel markets and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher direct sales and national marketing costs, higher dealer incentives, and increased installation costs driven by increasing subscriber demand for advanced services. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales and national marketing costs, higher dealer incentives and an increase in installation costs due to an increase in subscribers taking advanced services, partially offset by lower set-top receiver manufacturing costs.

DIRECTV HOLDINGS LLC

        General and administrative expenses increased in the third quarter of 2008 primarily due to a charge associated with a legal settlement, an increase in labor and benefit costs and an increase in bad debt expense associated with higher revenues in 2008.

         Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in the third quarter of 2008 resulting from the capitalization of set-top receivers under the lease program.

         Interest income and expense.    The decrease in interest income was due to lower average interest rates, partially offset by our higher average cash balance. The increase in interest expense was from an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $4 million of interest costs in the third quarter of 2008 and $11 million in the third quarter of 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of the DIRECTV 10 and DIRECTV 11 satellites.

         Income tax expense.    The $16 million decrease in income tax expense was primarily due to the lower income before income taxes.

DIRECTV HOLDINGS LLC

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(Dollars in Millions)
Revenues	$12,569	$11,150	$1,419	12.7%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,216	4,653	563	12.1%
Subscriber service expenses	839	852	(13)	(1.5)%
Broadcast operations expenses	197	161	36	22.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,602	1,377	225	16.3%
Upgrade and retention costs	724	691	33	4.8%
General and administrative expenses	656	569	87	15.3%
Depreciation and amortization expense	1,493	1,021	472	46.2%

Total operating costs and expenses	10,727	9,324	1,403	15.0%

Operating profit	1,842	1,826	16	0.9%
Interest income	31	60	(29)	(48.3)%
Interest expense	(222)	(162)	(60)	37.0%
Other, net	2	—	2	NM *

Income before income taxes	1,653	1,724	(71)	(4.1)%
Income tax expense	(653)	(682)	29	(4.3)%

Net income	$1,000	$1,042	$(42)	(0.4)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,842	$1,826	$16	0.9%
Add: Depreciation and amortization expense	1,493	1,021	472	46.2%

Operating profit before depreciation and amortization	$3,335	$2,847	$488	17.1%

Operating profit before depreciation and amortization—margin(1)	26.5%	25.5%	—	3.9%
Cash flow information
Net cash provided by operating activities	$2,330	$2,032	$298	14.7%
Net cash used in investing activities	(1,333)	(1,787)	454	(25.4)%
Net cash used in financing activities	(236)	(758)	522	(68.9)%

DIRECTV HOLDINGS LLC

	Nine Months Ended September 30,		Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$2,330	2,032	$298	14.7%
Less: Cash paid for property and equipment	(343)	(476)	133	(27.9)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(432)	(580)	148	(25.5)%
Cash paid for subscriber leased equipment—upgrade and retention	(373)	(579)	206	(35.6)%
Cash paid for satellites	(92)	(149)	57	(38.3)%

Free cash flow	$1,090	$248	$842	339.5%

Subscriber data
Average monthly revenue per subscriber (ARPU)	$81.73	$76.22	$5.51	7.2%
Average monthly subscriber churn %	1.50%	1.54%	—	(2.6)%
Average subscriber acquisition costs—per subscriber (SAC)	$711	$684	$27	3.9%
Gross subscriber additions (000's)	2,860	2,861	(1)	NM *
Subscriber disconnections (000's)	2,300	2,258	42	1.9%
Net subscriber additions (000's)	560	603	(43)	(7.1)%
Total number of subscribers (000's)(3)	17,320	16,556	764	4.6%

(3)
As discussed above in "Key Terminology," during the nine months ended September 30, 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

         Subscribers.    Gross subscriber additions in 2008 were relatively unchanged compared to 2007 due to higher demand for HD and DVR services and increased sales in our direct sales and retail channels, offset by the termination of the previous AT&T distribution agreement on April 1, 2008. Average monthly subscriber churn decreased primarily due to an increase in the number of subscribers with advanced products, as well as the effect of more stringent credit policies. Net subscriber additions decreased due to a larger number of subscriber disconnections.

         Revenues.    DIRECTV U.S.' revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from annual price increases on programming packages, an increase in HD and DVR service fees, and an increase in lease fees due to a higher average number of receivers per subscriber.

         Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, and increased general and administrative costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers in 2008 and new channel launches. Subscriber service expenses decreased in 2008 primarily due to improved performance at customer call centers. Broadcast operations expenses increased primarily due to costs to support new HD local channel markets, and an increase in labor expenses to support advanced services, HD enhancements and video-on-demand.

DIRECTV HOLDINGS LLC

        Subscriber acquisition costs increased due to higher direct sales and national marketing costs, higher dealer incentives and increased installation costs driven by increasing subscriber demand for advanced services. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales and national marketing costs, higher dealer incentives and increased installation costs driven by increasing subscriber demand for advanced services, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in 2008 due to an increase in upgrades to advanced services and higher upgrade and retention marketing costs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance recoveries, a $14 million charge for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations, a charge associated with a legal settlement and an increase in labor and benefit costs.

         Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

         Interest income and expense.    The decrease in interest income was due to lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $13 million of interest costs in 2008 and $40 million in 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of DIRECTV 10 and DIRECTV 11 satellites.

         Income tax expense.    The $29 million decrease in income tax expense was primarily due to the lower income before income taxes.

Liquidity and Capital Resources

        At September 30, 2008, we had cash and cash equivalents of $1,563 million compared to $802 million at December 31, 2007. The $761 million increase resulted primarily from $2,471 million of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 4 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and $2,330 million of cash provided by operating activities, partially offset by $1,240 million of cash paid for the acquisition of satellites, property and equipment and subscriber leased equipment, $2,600 million of cash dividends paid to our Parent and $97 million of cash paid for investments.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.19 at September 30, 2008 compared to 0.87 at December 31, 2007. The increase in our current ratio during the nine months ended September 30, 2008 was primarily due to the change in our cash and cash equivalents discussed above and a decrease in accounts payable and accrued liabilities, partially offset by lower accounts receivable.

        As of September 30, 2008, we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to our Parent.

DIRECTV HOLDINGS LLC

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Also, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

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

Borrowings

        At September 30, 2008, we had $5,850 million in total outstanding borrowings, bearing a weighted average interest rate of 6.52%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $17 million in the remainder of 2008, $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, and $5,296 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007 and we do not currently expect to be required to make a prepayment for the year ending December 31, 2008.

         Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At September 30, 2008, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our Parent's outstanding common stock. There was no ratings decline for our notes associated with that event, and we were not required either to offer to redeem the senior

DIRECTV HOLDINGS LLC

notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

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

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

        The following table sets forth our contractual obligations as of September 30, 2008, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2007.

	Payments due by period
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$8,207	$138	$1,169	$840	$6,060
Purchase obligations(b)	3,858	329	2,408	943	178
Operating leases obligations(c)	217	9	62	52	94
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	260	21	175	51	13

Total	$12,542	$497	$3,814	$1,886	$6,345

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2008, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

DIRECTV HOLDINGS LLC

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

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $163 million as of September 30, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes and New Standards," see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

         Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Following these decisions, our appeal bond was terminated and $37 million in escrowed royalties were returned to us on June 10, 2008. Initial summary judgment motions on invalidity of additional claims will be submitted December 1, 2008, followed, if necessary, by further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

         SuperGuide Corporation.    On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc., DIRECTV Operations, LLC, and The DIRECTV Group, Inc., Thomson Inc., and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleges infringement of three U.S. patents and seeks unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. In August 2005, the Court granted summary judgment on two of the patents, dismissing the claims of

DIRECTV HOLDINGS LLC

infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. After a bench trial, on July 19, 2007 the Court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Proceedings regarding the remaining patent were then initiated. In October 2008, DIRECTV and Thomson agreed with SuperGuide to settle the case, and we expect to be dismissed from the case in the fourth quarter of 2008.

         Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees DIRECTV assesses its customers when they do not fulfill their programming commitments. There are several lawsuits currently pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Each of the lawsuits is at an early stage. Where possible, we are moving to compel these cases to arbitration in accordance with our Customer Agreement, but in states such as California where the enforceability of the arbitration provision is limited, we intend to defend against these allegations in court. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

         Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)    No previously reported legal proceedings were terminated during the third quarter ended September 30, 2008.

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

DIRECTV HOLDINGS LLC (Registrant)
Date: November 6, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: November 6, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

QuickLinks

DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2008
Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2007
Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2008
Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2007
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4T. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE