Form 10-Q
period 2009-06-30
DIRECTV HOLDINGS LLC; DIRECTV FINANCING CO INC
filed 2009-08-07
CIK 1234308, 1234307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Revenues	$4,539	$4,196	$8,842	$8,245
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,862	1,692	3,670	3,375
Subscriber service expenses	307	269	608	543
Broadcast operations expenses	67	65	136	126
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	597	507	1,250	1,037
Upgrade and retention costs	245	209	519	464
General and administrative expenses	216	236	428	425
Depreciation and amortization expense	593	501	1,182	965

Total operating costs and expenses	3,887	3,479	7,793	6,935

Operating profit	652	717	1,049	1,310
Interest income	1	13	3	22
Interest expense	(85)	(73)	(169)	(128)
Other, net	7	1	6	1

Income before income taxes	575	658	889	1,205
Income tax expense	(225)	(256)	(342)	(471)

Net income	$350	$402	$547	$734

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,016	$1,149
Accounts receivable, net of allowances of $52 and $32	1,238	1,308
Inventories	212	182
Deferred income taxes	65	46
Prepaid expenses and other	192	261

Total current assets	2,723	2,946
Satellites, net	1,924	1,980
Property and equipment, net	3,203	3,348
Goodwill	3,168	3,189
Intangible assets, net	695	871
Other assets	193	212

Total assets	$11,906	$12,546

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,439	$2,582
Unearned subscriber revenues and deferred credits	333	316
Current portion of long-term debt	183	108

Total current liabilities	2,955	3,006
Long-term debt	5,604	5,725
Deferred income taxes	410	405
Other liabilities and deferred credits	720	763
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,237	2,403
Retained earnings (Accumulated deficit)	(20)	244

Total owner's equity	2,217	2,647

Total liabilities and owner's equity	$11,906	$12,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$547	$734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,182	965
Amortization of deferred revenues and deferred credits	(28)	(50)
Share-based compensation expense	20	20
Deferred income taxes	40	74
Other	3	8
Change in other operating assets and liabilities
Accounts receivable, net	104	196
Inventories	(24)	(10)
Prepaid expenses and other	69	(45)
Accounts payable and accrued liabilities	(180)	(419)
Unearned subscriber revenue and deferred credits	13	22
Other, net	(2)	56

Net cash provided by operating activities	1,744	1,551

Cash Flows from Investing Activities
Cash paid for property and equipment	(219)	(219)
Cash paid for subscriber leased equipment—subscriber acquisitions	(309)	(281)
Cash paid for subscriber leased equipment—upgrade and retention	(226)	(245)
Cash paid for satellites	(31)	(77)
Investment in companies	(4)	—
Other, net	—	4

Net cash used in investing activities	(789)	(818)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	—	2,490
Debt issuance costs	—	(19)
Repayment of long-term debt	(48)	(18)
Repayment of other long-term obligations	(44)	(58)
Cash dividends to Parent	(1,000)	(2,600)
Excess tax benefit from share-based compensation	4	7

Net cash used in financing activities	(1,088)	(198)

Net (decrease) increase in cash and cash equivalents	(133)	535
Cash and cash equivalents at beginning of the period	1,149	802

Cash and cash equivalents at end of the period	$1,016	$1,337

Supplemental cash flow information
Cash paid for interest	$167	$107
Cash paid for income taxes	117	407

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent. Currently, Liberty Media owns approximately 56% of our Parent's outstanding common stock, however Liberty Media has agreed generally to limit its voting rights to approximately 47.9%.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 8, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media, Liberty Entertainment, Inc., or LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 56%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $30 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        The merger agreement provides for two mergers that would result in The DIRECTV Group and LEI becoming wholly owned subsidiaries of Holdings. In the DIRECTV merger, The DIRECTV Group common stockholders (other than direct or indirect subsidiaries of LEI) will receive one share of Holdings Class A common stock for each share of common stock of The DIRECTV Group that they own. In the LEI merger, holders of outstanding shares of LEI Series A common stock and LEI

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Series B common stock (other than LEI or Holdings) will receive a number of shares of Holdings Class A common stock equal to the LEI exchange ratio for each share of LEI common stock that they own. The LEI exchange ratio is a fixed exchange ratio equal to 1.11111 shares of Holdings common stock for each share of LEI common stock, subject to certain adjustments as provided in the merger agreement.

        After completion of the split-off, John C. Malone (the Chairman of The DIRECTV Group and Liberty Media), his wife and certain trusts for the benefit of their children, collectively the "Malones", will own approximately 92% of the LEI Series B common stock. Immediately prior to the mergers, the Malones, pursuant to a voting and right of first refusal agreement, will exchange each of their shares of LEI Series B common stock for a number of shares of Holdings Class B common stock equal to the number of shares of LEI Series B common stock multiplied by the LEI exchange ratio. Holdings Class B common stock will have fifteen votes per share and certain limited consent rights and will not be publicly traded, and Holdings Class A common stock will have one vote per share and is expected to be listed on the NASDAQ National Market System. Upon completion of the mergers, the Malones will be the only holders of Holdings Class B common stock.

        Holders of certain equity awards of LEI, including stock options and stock appreciation rights, or SARs, will receive equity awards of Class A common stock of Holdings based on the LEI exchange ratio.

        For additional information regarding the proposed merger transactions, refer to Amendment No. 1 to Holdings' Registration Statement on Form S-4 filed with the SEC on July 30, 2009, which has not been declared effective.

Note 3: Accounting Changes

        On January 1, 2009 we adopted Statement of Financial Accounting Standards, or SFAS, No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51," which established standards of accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present certain noncontrolling interests as a component of equity and to present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. Our adoption of SFAS No. 160 did not have any effect on our consolidated financial statements.

        On January 1, 2009 we adopted SFAS No. 141R. SFAS No. 141R requires the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of SFAS No. 141R will change the accounting for all business combinations we consummate after January 1, 2009.

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill for the six months ended June 30, 2009 were as follows:

(Dollars in Millions)
Balance as of December 31, 2008	$3,189
Purchase or acquisition accounting adjustments:
New acquisitions	4
Adjustments to prior acquisitions	(25)

Balance as of June 30, 2009	$3,168

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$200	19	219	$180	39
Subscriber related	5-10	1,348	1,244	104	1,348	1,116	232
Dealer network	15	130	84	46	130	79	51
Distribution rights	7	334	240	94	334	217	117

Total intangible assets		$2,463	$1,768	$695	$2,463	$1,592	$871

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Amortization expense	$88	$88	$176	$176

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $113 million for the remainder of 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013 and $6 million thereafter.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at June 30, 2009	June 30, 2009	December 31, 2008
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	1,500
Senior secured credit facility, net of unamortized discount of $8 million as of June 30, 2009 and $9 million as of December 31, 2008	3.106%	2,375	2,421
Unamortized bond premium	—	2	2

Total debt		5,787	5,833
Less: Current portion of long-term debt		(183)	(108)

Long-term debt		$5,604	$5,725

        The senior secured credit facility is secured by substantially all of our assets.

        All of the senior notes have been registered under the Securities Act of 1933, as amended, are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $915 million at June 30, 2009 and approximately $904 million at December 31, 2008. The fair value of our 6.375% senior notes was approximately $924 million at June 30, 2009 and approximately $911 million at December 31, 2008. The fair value of our 7.625% senior notes was approximately $1,466 million at June 30, 2009 and approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157 "Fair Value Measurements" or SFAS No. 157, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $61 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008. The amount of interest accrued related to our outstanding debt was $44 million at June 30, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2009, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 6: Commitments and Contingencies

Commitments

        At June 30, 2009, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $8,999 million, payable as follows: $901 million in the remainder of 2009, $1,593 million in 2010, $1,613 million in 2011, $1,746 million in 2012, $1,403 million in 2013 and $1,743 million thereafter.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and awards of approximately $117 million in damages and pre-judgment interest. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. On remand, we sought and obtained summary judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar has filed a Notice of Appeal, and a briefing schedule for the new appeal has been set.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2009, the net book value of in-orbit satellites was $1,601 million, all of which was uninsured.

Subsequent Events Review

        We have evaluated subsequent events through issuance of these financial statements on August 6, 2009.

Note 7: Related Party Transactions

        As discussed in more detail above in Note 2 of the Notes to the Consolidated Financial Statements, in May 2009, The DIRECTV Group, Liberty Media, LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, as amended in July 2009. In addition, in the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $101 million for the six months ended June 30, 2009 and $395 million for the six months ended June 30, 2008. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid cash dividends to our Parent in the amounts of $1,000 million during the six months ended June 30, 2009 and $2,600 million during the six months ended June 30, 2008.

Liberty Media, Liberty Global and Discovery Communications

        As a result of Liberty Media's acquisition of an ownership interest in The DIRECTV Group, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 56% of our Parent's outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of our Parent and of Liberty Media, has an approximate 31.3% voting interest in Discovery Communications Inc., or Discovery Communications, and an approximate 38.8% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates were considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$13	$10	$25	$12
Discovery Communications, Liberty Global and affiliates	1	3	4	4
News Corporation and affiliates	—	—	—	2
Other	1	—	1	—

Total	$15	$13	$30	$18

Purchases:
Liberty Media and affiliates	$87	$75	$174	$102
Discovery Communications, Liberty Global and affiliates	55	49	108	65
News Corporation and affiliates	—	—	—	157
The DIRECTV Group and affiliates	—	—	1	—
Other	17	10	34	18

Total	$159	$134	$317	$342

(1)
Amounts disclosed represent transactions with News Corporation and affiliates from January 1, 2008 through February 27, 2008 and transactions with Liberty Media, Discovery Communications, Liberty Global and affiliates from February 27, 2008 to June 30, 2008.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2009	December 31, 2008
	(Dollars in Millions)
Accounts receivable	$42	$29
Accounts payable	144	156

        The accounts receivable and accounts payable balances as of June 30, 2009 and December 31, 2008 are primarily related to affiliates of Liberty Media.

Note 8: Acquisitions

  Home Services Providers

        180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The June 30, 2009 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill. We are currently determining how much of the recorded goodwill will be deductible for tax purposes.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$19
Property and equipment	16
Goodwill	118
Investments and other assets	30

Total assets acquired	$183

Total current liabilities	$84
Other liabilities	8

Total liabilities assumed	$92

Net assets acquired	$91

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of us and 180 Connect for the three and six months ended June 30, 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended June 30, 2008	Six Month Ended June 30, 2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,196	$8,245
Net income	367	692

Note 9: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2009 and June 30, 2008, the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, and the condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$81	$4,539	$(81)	$4,539
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,862	—	1,862
Subscriber service expenses	—	307	—	307
Broadcast operations expenses	—	67	—	67
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	597	—	597
Upgrade and retention costs	—	245	—	245
General and administrative expenses	—	297	(81)	216
Depreciation and amortization expense	—	593	—	593

Total operating costs and expenses	—	3,968	(81)	3,887

Operating profit	81	571	—	652
Equity in income of consolidated subsidiaries	350	—	(350)	—
Interest income	1	—	—	1
Interest expense	(81)	(4)	—	(85)
Other, net	—	7	—	7

Income before income taxes	351	574	(350)	575
Income tax expense	(1)	(224)	—	(225)

Net income	$350	$350	$(350)	$350

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$163	$8,842	$(163)	$8,842
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	3,670	—	3,670
Subscriber service expenses	—	608	—	608
Broadcast operations expenses	—	136	—	136
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,250	—	1,250
Upgrade and retention costs	—	519	—	519
General and administrative expenses	—	591	(163)	428
Depreciation and amortization expense	—	1,182	—	1,182

Total operating costs and expenses	—	7,956	(163)	7,793

Operating profit	163	886	—	1,049
Equity in income of consolidated subsidiaries	544	—	(544)	—
Interest income	3	—	—	3
Interest expense	(161)	(8)	—	(169)
Other, net	—	6	—	6

Income before income taxes	549	884	(544)	889
Income tax expense	(2)	(340)	—	(342)

Net income	$547	$544	$(544)	$547

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,042	$1,733	$(52)	$2,723
Satellites, net	—	1,924	—	1,924
Property and equipment, net	—	3,203	—	3,203
Goodwill	1,828	1,340	—	3,168
Intangible assets, net	—	695	—	695
Other assets	5,204	2,620	(7,631)	193

Total assets	$8,074	$11,515	$(7,683)	$11,906

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$253	$2,752	$(50)	$2,955
Long-term debt	5,604	—	—	5,604
Deferred income taxes	—	627	(217)	410
Other liabilities and deferred credits	—	719	1	720
Owner's equity
Capital stock and additional paid-in capital	2,237	4,500	(4,500)	2,237
Retained earnings (Accumulated deficit)	(20)	2,917	(2,917)	(20)

Total owner's equity	2,217	7,417	(7,417)	2,217

Total liabilities and owner's equity	$8,074	$11,515	$(7,683)	$11,906

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,221	$1,821	$(96)	$2,946
Satellites, net	—	1,980	—	1,980
Property and equipment, net	—	3,348	—	3,348
Goodwill	1,827	1,362	—	3,189
Intangible assets, net	—	871	—	871
Other assets	8,070	1,739	(9,597)	212

Total assets	$11,118	$11,121	$(9,693)	$12,546

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$216	$2,888	$(98)	$3,006
Long-term debt	5,725	—	—	5,725
Deferred income taxes	—	621	(216)	405
Other liabilities and deferred credits	2,530	763	(2,530)	763
Owner's equity
Capital stock and additional paid-in capital	2,403	4,476	(4,476)	2,403
Retained earnings	244	2,373	(2,373)	244

Total owner's equity	2,647	6,849	(6,849)	2,647

Total liabilities and owner's equity	$11,118	$11,121	$(9,693)	$12,546

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$914	$830	$1,744

Cash flows from investing activities
Cash paid for property and equipment	—	(219)	(219)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(309)	(309)
Cash paid for subscriber leased equipment—upgrade and retention	—	(226)	(226)
Cash paid for satellites	—	(31)	(31)
Investment in companies, net of cash acquired	—	(4)	(4)

Net cash used in investing activities	—	(789)	(789)

Cash flows from financing activities
Repayment of long-term debt	(48)	—	(48)
Repayment of other long-term obligations	—	(44)	(44)
Cash dividend to Parent	(1,000)	—	(1,000)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(1,048)	(40)	(1,088)

Net increase (decrease) in cash and cash equivalents	(134)	1	(133)
Cash and cash equivalents at beginning of the period	1,143	6	1,149

Cash and cash equivalents at the end of the period	$1,009	$7	$1,016

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 filed with the SEC on May 8, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward- looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2008 Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of June 30, 2009, we had approximately 18.3 million subscribers.

        We currently broadcast from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the second half of 2009.

SIGNIFICANT TRANSACTIONS

Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media Corporation, or Liberty Media, Liberty Entertainment, Inc., or LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 56%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $30 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

DIRECTV HOLDINGS LLC

        For additional information regarding the proposed merger transactions, see Note 2 of the Notes to the Consolidated Financial Statements above and refer to Amendment No. 1 to Holdings' Registration Statement on Form S-4 filed with the SEC on July 30, 2009, which has not been declared effective.

Lease Program

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program implemented in March 2006 for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Capitalized subscriber leased equipment:	2009	2008	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$130	$125	$309	$281
Subscriber leased equipment—upgrade and retention	90	84	226	245

Total subscriber leased equipment capitalized	$220	$209	$535	$526

Depreciation expense—subscriber leased equipment	$340	$261	$677	$502

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

        Subscriber acquisition costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center

DIRECTV HOLDINGS LLC

expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment-subscriber acquisitions" in the Consolidated Statements of Cash Flows.

        Upgrade and retention costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for subscriber leased equipment-upgrade and retention" in the Consolidated Statements of Cash Flows.

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

EXECUTIVE OUTLOOK UPDATE

        During the first half of 2009, we continued to experience competitive and economic pressures, which led to a greater than expected decline in demand for premium and pay-per-view services. Due to these factors, we now expect ARPU growth to be 1% to 2% for the year. We previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that we expected ARPU growth of about 2% to 3% for 2009.

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(Dollars in Millions)
Revenues	$4,539	$4,196	$343	8.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,862	1,692	170	10.0%
Subscriber service expenses	307	269	38	14.1%
Broadcast operations expenses	67	65	2	3.1%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	597	507	90	17.8%
Upgrade and retention costs	245	209	36	17.2%
General and administrative expenses	216	236	(20)	(8.5)%
Depreciation and amortization expense	593	501	92	18.4%

Total operating costs and expenses	3,887	3,479	408	11.7%

Operating profit	652	717	(65)	(9.1)%
Interest income	1	13	(12)	(92.3)%
Interest expense	(85)	(73)	(12)	16.4%
Other, net	7	1	6	600.0%

Income before income taxes	575	658	(83)	(12.6)%
Income tax expense	(225)	(256)	31	(12.1)%

Net income	$350	$402	$(52)	(12.9)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$652	$717	$(65)	(9.1)%
Add: Depreciation and amortization expense	593	501	92	18.4%

Operating profit before depreciation and amortization	$1,245	$1,218	$27	2.2%

Operating profit before depreciation and amortization—margin(1)	27.4%	29.0%	NA	(5.5)%
Cash Flow Information
Net cash provided by operating activities	$809	$577	$232	40.2%
Net cash used in investing activities	(351)	(353)	2	(0.6)%
Net cash used in financing activities	(1,054)	(62)	(992)	1,600.0%

DIRECTV HOLDINGS LLC

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$809	$577	$232	40.2%
Less: Cash paid for property and equipment	(116)	(113)	(3)	2.7%
Cash paid for subscriber leased equipment—subscriber acquisitions	(130)	(125)	(5)	4.0%
Cash paid for subscriber leased equipment—upgrade and retention	(90)	(84)	(6)	7.1%
Cash paid for satellites	(14)	(31)	17	(54.8)%

Free cash flow	$459	$224	$235	104.9%

Subscriber data
Total number of subscribers (000's)	18,305	17,164	1,141	6.6%
ARPU	$83.16	$81.80	$1.36	1.7%
Average monthly subscriber churn %	1.51%	1.49%	—	1.3%
Gross subscriber additions (000's)	1,048	894	154	17.2%
Subscriber disconnections (000's)	824	765	59	7.7%
Net subscriber additions (000's)	224	129	95	73.6%
Average subscriber acquisition costs—per subscriber (SAC)	$694	$707	$(13)	(1.8)%

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

        Subscribers.    In the second quarter of 2009, gross subscriber additions increased compared to the second quarter of 2008 primarily due to the growth in our telecommunications companies, or telco, channel due in large part to the AT&T distribution agreement. The increase in churn was principally due to more aggressive competitor promotions, partly offset by an increase in the number of subscribers with advanced services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the increase in gross subscriber additions, partially offset by a higher number of subscriber disconnections.

        Revenues.    Revenues increased as of result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, and higher HD and DVR service fees, partially offset by more competitive promotions for both new and existing customers and decreased purchases of our premium packages.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues and lower general and administrative costs, partially offset by higher subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the second quarter of 2009 as compared to the second quarter of 2008. Subscriber service expenses increased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to the higher number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased due to the higher gross additions and higher marketing costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower set-top receiver costs and decreased national and direct sales advertising costs per subscriber addition, partially offset by higher dealer commissions.

        Upgrade and retention costs increased in the second quarter of 2009 due to increases in upgrades to advanced services and increased use of the movers program.

DIRECTV HOLDINGS LLC

        General and administrative expenses decreased in the second quarter of 2009 primarily due to a $14 million one time charge in the second quarter of 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations and lower stock based compensation expense as a result of the resignation of our Chief Executive Officer in the second quarter of 2009.

        Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in the second quarter of 2009 resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income was due to lower average cash balances and lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2008. We capitalized $5 million of interest costs in the second quarter of 2009 and $4 million in the second quarter of 2008.

        Income tax expense.    The decrease in income tax expense was primarily due to the lower income before income taxes.

DIRECTV HOLDINGS LLC

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(Dollars in Millions)
Revenues	$8,842	$8,245	$597	7.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,670	3,375	295	8.7%
Subscriber service expenses	608	543	65	12.0%
Broadcast operations expenses	136	126	10	7.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,250	1,037	213	20.5%
Upgrade and retention costs	519	464	55	11.9%
General and administrative expenses	428	425	3	0.7%
Depreciation and amortization expense	1,182	965	217	22.5%

Total operating costs and expenses	7,793	6,935	858	12.4%

Operating profit	1,049	1,310	(261)	(19.9)%
Interest income	3	22	(19)	(86.4)%
Interest expense	(169)	(128)	(41)	32.0%
Other, net	6	1	5	500.0%

Income before income taxes	889	1,205	(316)	(26.2)%
Income tax expense	(342)	(471)	129	(27.4)%

Net income	$547	$734	$(187)	(25.5)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,049	$1,310	$(261)	(19.9)%
Add: Depreciation and amortization expense	1,182	965	217	22.5%

Operating profit before depreciation and amortization	$2,231	$2,275	$(44)	(1.9)%

Operating profit before depreciation and amortization—margin(1)	25.2%	27.6%	NA	(8.7)%
Cash Flow Information
Net cash provided by operating activities	$1,744	$1,551	$193	12.4%
Net cash used in investing activities	(789)	(818)	29	(3.5)%
Net cash used in financing activities	(1,088)	(198)	(890)	449.5%

DIRECTV HOLDINGS LLC

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$1,744	$1,551	$193	12.4%
Less: Cash paid for property and equipment	(219)	(219)	—	0.0%
Cash paid for subscriber leased equipment—subscriber acquisitions	(309)	(281)	(28)	10.0%
Cash paid for subscriber leased equipment—upgrade and retention	(226)	(245)	19	(7.8)%
Cash paid for satellites	(31)	(77)	46	(59.7)%

Free cash flow	$959	$729	$230	31.6%

Subscriber data
Total number of subscribers (000's)(3)	18,305	17,164	1,141	6.6%
ARPU	$81.86	$80.79	$1.07	1.3%
Average monthly subscriber churn %	1.42%	1.42%	—	—
Gross subscriber additions (000's)	2,223	1,858	365	19.6%
Subscriber disconnections (000's)	1,539	1,454	85	5.8%
Net subscriber additions (000's)	684	404	280	69.3%
Average subscriber acquisition costs—per subscriber (SAC)	$701	$709	$(8)	(1.1)%

(3)
As discussed above in "Key Terminology," during the first half of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    Gross subscriber additions increased in 2009 due to higher demand for HD and DVR services and increased sales in our direct sales and telco channels primarily due to the AT&T/DIRECTV bundle, which commenced in February 2009. Net subscriber additions increased due to the higher gross subscriber additions, partially offset by a higher number of subscriber disconnections.

        Revenues.    Revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, and an increase in lease fees due to higher average number of receivers per subscriber, partially offset by more competitive promotions for both new and existing customers and lower purchases of our premium packages and pay-per-view.

        Operating profit before depreciation and amortization.    The decrease in operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, which was more than offset by higher subscriber acquisition costs from the increased number of gross subscriber additions and higher upgrade and retention costs from the increased number of existing customers adding HD and DVR services and using the movers program.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2009. Subscriber service expenses increased in 2009 primarily due to the increased number of subscribers and costs associated with service quality improvement initiatives.

DIRECTV HOLDINGS LLC

        Subscriber acquisition costs increased due to the increase in the number of gross subscriber additions and higher advertising and marketing costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower set-top receiver costs and lower national and direct sales advertising costs per subscriber addition.

        Upgrade and retention costs increased in 2009 due to an increase in upgrades to advanced services, increased use of the movers program and higher marketing costs.

        General and administrative expenses remained relatively flat in 2009 primarily due to increases in labor and benefit expense, mostly offset by a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations.

        Operating profit.    The decrease in operating profit was primarily due to lower operating profit before depreciation and amortization, coupled with higher depreciation and amortization expense in 2009 resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income was due to lower average cash balances and lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2008. We capitalized $9 million of interest costs during the six months ended June 30, 2009 and 2008.

        Income tax expense.    The decrease in income tax expense was primarily due to the lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2009, our cash and cash equivalents totaled $1.0 billion compared with $1.1 billion at December 31, 2008. The $133 million decrease resulted primarily from $1.7 billion of cash provided by operating activities being more than offset by $785 million of cash paid for the acquisition of satellites, property and equipment and subscriber leased equipment, $1.0 billion in a cash dividend paid to our Parent and additional $88 million used for other financing activities.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.92 at June 30, 2009 and 0.98 at December 31, 2008.

        As of June 30, 2009 we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to our Parent.

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

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or

DIRECTV HOLDINGS LLC

upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our credit facility as more fully described in Note 6 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 13 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

Borrowings

        At June 30, 2009, we had $5,787 million in total outstanding borrowings, bearing a weighted average interest rate of 5.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $61 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2009, we were in compliance with all such covenants.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2008 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa2	Ba2	Ba1	Stable

DIRECTV HOLDINGS LLC

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2008.

	Payments due by period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$7,680	$224	$1,066	$3,372	$3,018
Purchase obligations (Note 6)(b)	8,999	901	3,206	3,149	1,743
Operating lease obligations(c)	207	21	71	62	53
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	230	50	158	10	12

Total	$17,116	$1,196	$4,501	$6,593	$4,826

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2009, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

(d)
Other long-term liabilities consist of amounts we owe to the National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions we consummated in 2004, capital lease obligations, including interest and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $39 million as of June 30, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

DIRECTV HOLDINGS LLC

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes" see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2009 or subsequent thereto, but before the filing of this report, are summarized below:

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and awards of approximately $117 million in damages and pre-judgment interest. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. On remand, we sought and obtained summary judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar has filed a Notice of Appeal, and a briefing schedule for the new appeal has been set.

DIRECTV HOLDINGS LLC

(b)
No previously reported legal proceedings were terminated during the first quarter ended June 30, 2009.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
**31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**
Filed herewith.

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: August 6, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: August 6, 2009	By:	/s/ PATRICK T. DOYLE Executive Vice President and Chief Financial Officer